Form 10QSB
period 2004-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-01-18
CIK 1302901

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2004
                              ___________________________________

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:  000-51117
                       _________________


              HOME FEDERAL BANCORP, INC. OF LOUISIANA
______________________________________________________________________________
 (Exact name of small business issuer as specified in its charter)


     Federal                                    To be requested
________________________________           ___________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


           624 Market Street, Shreveport, Louisiana 71101
______________________________________________________________________________
               (Address of principal executive offices)


                           (318) 222-1145
______________________________________________________________________________
                      (Issuer's telephone number)


______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes_____  No__X*__

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act)   Yes_____
No__X*__

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, $0.01 par value, no shares outstanding as of December 31, 2004*.

     Transitional Small Business Disclosure Format:   Yes_____
No__X*__

     * The registrant's Registration Statement on Form SB-2 was declared effective on November 12, 2004.



                              INDEX

                                                                 Page
                                                                 ____
PART I    -    FINANCIAL INFORMATION

Item 1:        Financial Statements (Unaudited)(1)

               Consolidated Statements of Financial Condition       1

               Consolidated Statements of Income                    2

               Consolidated Statements of Changes in Equity         3

               Consolidated Statements of Cash Flows                4

               Notes to Consolidated Financial Statements           6

Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9

Item 3:        Controls and Procedures                             11

PART II   -    OTHER INFORMATION


Item 1:        Legal Proceedings                                   12

Item 2:        Unregistered Sales of Equity Securities and
               Use of Proceeds                                     12

Item 3:        Default upon Senior Securities                      12

Item 4:        Submission of Matters to a Vote of Security
               Holders                                             12

Item 5:        Other information                                   12

Item 6:        Exhibits                                            12


SIGNATURES

_______________

(1) Home Federal Bancorp, Inc. of Louisiana (the "Company") was formed to serve as the stock holding company for Home Federal Savings and Loan Association of Shreveport (the "Association") as part of the Association's reorganization into a mutual holding company structure. As of the date hereof, the Association has not completed its reorganization, and accordingly, the Company has not issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, and declared effective on November 12, 2004 (File Number 333-119026). Based upon the foregoing, the unaudited Interim Financial Statements filed as a part of this quarterly report are those of the Association.

                   HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                          OF SHREVEPORT AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In thousands)

                                       ASSETS

                                                  September 30,          June 30,
                                                       2004                2004
                                                  ______________       _____________
                                                   (Unaudited)          (Audited)

Cash and Cash Equivalents                         $  4,374,523       $    4,342,125
Securities Available-for-Sale                       68,665,708           64,253,764
Securities Held-to-Maturity                          2,149,086            2,515,557
Loans Held-for-Sale                                        -                107,500
Loans Receivable, Net                               22,126,752           22,678,740
Accrued Interest Receivable                            284,092              405,812
Premises and Equipment, Net                            507,174              467,783
Deferred Tax Asset                                         -                832,752
Other Assets                                           212,793               58,555
                                                  ------------       --------------
                                                  $ 98,320,128       $   95,662,588
                                                  ============       ==============

                                     LIABILITIES AND EQUITY

LIABILITIES
 Deposits                                         $ 69,475,280       $   68,133,506
 Advances from Borrowers for Taxes and Insurance       301,702              232,947
 Advances from Federal Home Loan Bank of Dallas      9,124,775            9,748,316
 Deferred Tax Liability                                 40,431                  -
 Other Accrued Expenses and Liabilities                235,660              238,666
                                                  ------------       --------------
                                                    79,177,848           78,353,435
                                                  ------------       --------------
COMMITMENTS

EQUITY
 Retained Earnings - Partially Restricted           19,115,664           18,977,541
 Accumulated Other Comprehensive (Loss) Income          26,616           (1,668,388)
                                                  ------------       --------------
                                                    19,142,280           17,309,153
                                                  ------------       --------------
                                                  $ 98,320,128       $   95,662,588
                                                  ============       ==============


                         HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                              OF SHREVEPORT AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                   (In thousands)

                                                                    Three Months Ended
                                                                       September 30,
                                                             ______________________________
                                                                 2004               2003
                                                             ___________       ____________
INTEREST INCOME
 Loans, Including Fees                                       $   381,119       $    599,000
 Investment Securities                                            20,448             31,000
 Mortgage-Backed Securities                                      781,403            775,000
 Other Interest-Earning Assets                                    10,369                -
                                                             -----------       ------------
   Total Interest Income                                       1,193,339          1,405,000
                                                             -----------       ------------
INTEREST EXPENSE
 Deposits                                                        439,759            498,000
 Federal Home Loan Bank Borrowings                                69,703             75,000
                                                             -----------       ------------
   Total Interest Expense                                        509,462            573,000
                                                             -----------       ------------
   Net Interest Income                                           683,877            832,000
                                                             -----------       ------------
PROVISION FOR LOAN LOSSES                                            -                  -
                                                             -----------       ------------
   Net Interest Income after
     Provision for Loan Losses                                   683,877            832,000
                                                             -----------       ------------
NON-INTEREST INCOME
 Gain on Sale of Loans                                             4,338             37,000
 Other Income                                                      6,444             14,000
                                                             -----------       ------------
     Total Non-Interest Income                                    10,782             51,000
                                                             -----------       ------------
NON-INTEREST EXPENSE
 Compensation and Benefits                                       330,842            376,000
 Occupancy and Equipment                                          42,851             92,000
 Data Processing                                                  16,491             10,000
 Deposit Insurance Premiums                                        2,529                -
 Other Expense                                                    93,018             68,000
                                                             -----------       ------------
     Total Non-Interest Expense                                  485,731            546,000
                                                             -----------       ------------
     Income Before Income Taxes                                  208,928            337,000

PROVISION FOR INCOME TAX EXPENSE                                  70,805            112,000
                                                             -----------       ------------
     Net Income                                              $   138,123       $    225,000
                                                             ===========       ============

                            HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                                   OF SHREVEPORT AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                          THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                          (In thousands)

                                                             Accumulated
                                                                Other
                                         Retained           Comprehensive               Total
                                         Earnings            Income (Loss)              Equity
                                      _____________        _______________        _______________

BALANCE - JUNE 30, 2003               $  18,156,800        $      992,350         $   19,149,150
                                                                                  --------------
Comprehensive Income
 Net Income                                 225,000                   -                  225,000
 Other Comprehensive Income
  Changes in Unrealized Gain (Loss)
   on Securities Available-for-Sale,
   Net of Reclassification Adjustment
   and Tax Effects                              -              (1,015,530)            (1,015,530)
                                                                                  --------------
    Total Comprehensive Income                  -                     -                 (790,530)
                                      -------------        --------------         --------------
BALANCE - SEPTEMBER 30, 2003          $  18,381,800        $      (23,180)        $   18,358,620
                                      =============        ==============         ==============
BALANCE - JUNE 30, 2004               $  18,977,541        $   (1,668,388)        $   17,309,153
                                                                                  --------------
Comprehensive Income
 Net Income                                 138,123                   -                  138,123
 Other Comprehensive Income
  Changes in Unrealized Gain (Loss)
   on Securities Available-for-Sale,
   Net of Reclassification Adjustment
   and Tax Effects                              -               1,695,004              1,695,004
                                                                                  --------------
    Total Comprehensive Income                  -                     -                1,833,127
                                      -------------        --------------         --------------
BALANCE - JUNE 30, 2004               $  19,115,664        $       26,616         $   19,142,280
                                      =============        ==============         ==============

                       HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                             OF SHREVEPORT AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                       (In thousands)

                                                           Three Months Ended
                                                             September 30,
                                                      ___________________________
                                                           2004            2003
                                                      ___________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                           $  138,123     $   225,000
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
   Net Amortization and Accretion on Securities           19,556         (20,835)
   Amortization of Deferred Loan Fees                    (10,483)        (29,862)
   Depreciation of Premises and Equipment                 10,318          15,226
   Changes in Assets and Liabilities
    Loans Held-for-Sale                                  107,500       1,227,800
    Accrued Interest Receivable                          121,720           1,566
    Other Operating Assets                              (154,238)         21,421
    Other Operating Liabilities                           (3,006)         41,097
                                                      ----------     -----------
     Net Cash Provided by Operating Activities           229,490       1,481,413
                                                      ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loan Originations and Purchases, Net of Principal
   Collections                                           561,120       2,539,260
 Deferred Loan Fees Collected                              1,351           4,938
 Acquisition of Depreciable Assets                       (49,709)            -
 Activity in Available-for-Sale Securities
  Principal Payments on Mortgage-Backed Securities           -         8,002,000
  Purchases                                           (1,863,313)    (16,080,767)
 Activity in Held-to-Maturity Securities
  Redemption or Maturity Proceeds                        270,000             -
  Principal Payments on Mortgage-Backed Securities        96,471         653,383
                                                      ----------     -----------
     Net Cash Used in Investing Activities              (984,080)     (4,881,186)
                                                      ----------     -----------

                          HOME FEDERAL SAVINGS AND LOAN ASSOCIATION
                              OF SHREVEPORT AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                 Three Months Ended
                                                                   September 30,
                                                         ________________________________
                                                               2004              2003
                                                         ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (Decrease) in Deposits                         1,341,774        (1,539,568)
 Proceeds from Advances from Federal Home Loan Bank                -           1,012,200
 Repayment of Advances from Federal Home Loan Bank            (623,541)              -
 Repayment of Borrowings                                           -              (3,402)
 Net Increase in Mortgage-Escrow Funds                          68,755            16,414
                                                          ------------     -------------
     Net Cash Provided by (Used in) Financing Activities       786,988          (514,356)
                                                          ------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    32,398        (3,914,129)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF YEAR                                                     4,342,125         9,470,593
                                                          ------------     -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                   $  4,374,523     $   5,556,464
                                                          ============     =============
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest Paid on Deposits and Borrowed Funds             $    503,280     $     561,878
 Income Taxes Paid                                              70,000            67,200
 Market Value Adjustment for Gain (Loss) on Securities
  Available-for-Sale                                         2,568,186        (1,538,681)


                HOME FEDERAL SAVINGS & LOAN ASSOCIATION
                     OF SHREVEPORT AND SUBSIDIARY


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2004, is not necessarily indicative of the results which may be expected for the entire fiscal year.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.

Nature of Operations

Home Federal Savings and Loan Association of Shreveport (the Association) is a federally chartered, mutual savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Securities

The Association classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in nonmarketable equity securities and debt securities, in which the Association has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities. Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale.

Trading account and available-for-sale securities are carried at fair value. Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and

                HOME FEDERAL SAVINGS & LOAN ASSOCIATION
                     OF SHREVEPORT AND SUBSIDIARY



near-term prospects of the issuer, and (3) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees. Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earring assets using the interest method. Interest income on contractual loans receivable is recognized on the accrual method. Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

Allowance For Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, the Association will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those, which are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make period interest and principal payments is back to normal, the loan is returned to accrual status.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Association has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

                HOME FEDERAL SAVINGS & LOAN ASSOCIATION
                     OF SHREVEPORT AND SUBSIDIARY




Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, such items, along with net income, are components of comprehensive income.

2.      NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is not calculated since the Association is in the process of reorganizing in stock form at September 30, 2004.

3.      CONVERSION TO STOCK FORM OF OWNERSHIP

On April 14, 2004, the Board of Directors unanimously adopted the Plan of Reorganization and the Plan of Stock Issuance (together, the "Plan"). Pursuant to the Plan, the Association will: (i) convert to a stock savings and loan association as the successor to the Association in its current mutual form; (ii) organize the Stock Holding Company as a federally-chartered corporation that will own 100% of the common stock of the Stock Association; and (iii) organize the Mutual Holding Company as a federally-chartered mutual holding company that will own at least 51% of the Common Stock of the Stock Holding Company so long as the Mutual Holding Company remains in existence. The Stock Association will succeed to the business and operations of the Association in its mutual form and the Stock Holding Company will sell a minority interest in its Common Stock in a public stock offering. The Plan has been approved by both the OTS and by the Association's depositors as of the voting record date (the "Members").

Following the completion of the reorganization, all depositors who had liquidation and other rights with respect to the Association as of the effective date of the reorganization will continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Association. In addition, all persons who become depositors of the Association subsequent to the reorganization will have such liquidation and other rights with respect to the Mutual Holding Company.

The Stock Holding Company has offered to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Association as determined by an independent appraisal. The Mutual Holding Company will maintain the majority ownership of the Stock Holding Company. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transactions will be expensed. As of September 30, 2004, costs in the amount of approximately $132,000 were incurred in connection with the offering.





      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2004 to
September 30, 2004
----------------------------------------------------------------


At September 30, 2004, total assets amounted to $98.3 million compared to $95.7 million at June 30, 2004, an increase of $2.7 million or 2.8%. This increase was primarily due to an increase in securities available for sale, partially offset by a decrease in loans receivable. Securities available for sale increased $4.4 million or 6.9% due to purchases of securities during the quarter ended September 30, 2004. Loans receivable, net decreased $659,000 or 2.9% primarily due to loan payments. Home Federal Savings and Loan has continued to invest funds from operations primarily in marketable securities rather than long-term, fixed rate loans as part of its interest-rate risk strategy during this period of historically low interest rates.

Deposits increased $1.3 million or 2.0% to $69.5 million at September 30, 2004 compared to June 30, 2004, partially offset by a decrease in FHLB advances during the same time period of $623,000 or 6.4%. The increase in deposits was due to normal deposits inflow. The decrease in FHLB advances was due to repayments of maturing advances.

Equity increased $1.8 million or 10.6% to $19.1 million at September 30, 2004 compared to $17.3 million at June 30, 2004. This increase was primarily due to a change in accumulated other comprehensive
(loss) income from a loss of $1.7 million at June 30, 2004 to income of $70,000 at September 30, 2004 as a result of an increase in the market value of securities available for sale at September 30, 2004 compared to June 30, 2004. The increase in equity was also due to continued profitable operations during the quarter of $138,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2004, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the three Month Periods Ended
September 30, 2004 and 2003
-----------------------------------------------------------------

General
-------

Net income amounted to $138,000 for the three months ended September 30, 2004 compared to $225,000 for the same period in 2003. The decrease of $87,000 or 38.7% was primarily due to decreases in net interest income and non-interest income, partially offset by decreases in non-interest expense and income taxes.

Net Interest Income
-------------------

Net interest income decreased $149,000 or 17.9% primarily due to continued margin compression. Home Federal Savings and Loan's average interest rate spread and net interest margin were 2.45% and 2.91%, respectively, for the three months ended September 30, 2004 compared to 2.77% and 3.40%, respectively, for the same period in 2003. This margin compression was due in large part to Home Federal Savings and Loan's interest rate risk strategy of investing in marketable securities rather than long-term, fixed rate loans. While management believes that purchasing available for sale securities rather than investing in long-term, fixed rate loans is a better interest rate risk strategy during this period of historically low interest rates, these investment securities generally yield less than loans, resulting in lower net interest income.

Net interest income decreased $149,000 or 17.9% primarily due to continued margin compression. Home Federal Savings and Loan's average interest rate spread and net interest margin were 2.45% and 2.91%, respectively, for the three months ended September 30, 2004 compared to 2.77% and 3.40%, respectively, for the same period in 2003. This margin compression is due in large part to Home Federal Savings and Loan's interest rate risk strategy of investing in marketable securities rather than long-term, fixed rate loans. While management believes that purchasing available for sale securities rather than investing in long-term, fixed rate loans is a better interest rate risk strategy

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)



during this period of historically low interest rates, these investment securities generally yield less than loans, resulting in lower net interest income.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of the Home Federal's loan portfolio, no provisions were made during the three months ended September 30, 2004 or 2003. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $11,000 for the quarter ended September 30, 2004 compared to $51,000 for the same period in 2003. The decrease was primarily due to a decrease in gain on sale of loans as a result of a decrease in the volume of loans sold.

Non-interest Expense
--------------------

Total non-interest expense amounted to $485,000 for the quarter ended September 30, 2004 compared to $546,000 for the same period in 2003. The decrease of $61,000 or 11.2% was primarily due to decreased staffing levels.

Income Taxes
------------

Income taxes amounted to $71,000 and $112,000 for the three months ended September 30, 2004 and 2003, respectively, resulting in effective tax rates of 34.0% and 33.2%, respectively. The decrease in income taxes for the quarter ended September 30, 2004 was due to decreased income before income taxes.

Liquidity and Capital Resources
-------------------------------

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management. Home Federal Savings and Loan adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Home Federal Savings and Loan sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $848,000 at September 30, 2004.

A significant portion of Home Federal Savings and Loan's liquidity consists of securities classified as available for sale and cash and cash equivalents. Home Federal Savings and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At September 30, 2004, Home Federal Savings and Loan had $9.1 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2004, Home Federal Savings and Loan had outstanding loan commitments of $843,000 to originate loans. At September 30, 2004, certificates of deposit scheduled to mature in less than one year, totaled $28.2 million.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (CONTINUED)


Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. Home Federal Savings and Loan intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Savings and Loan intends to sell its securities classified as available for sale as needed.

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2004, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 19.41%, 19.41% and 73.20%, respectively.

Off-Balance Sheet Arrangements
------------------------------

At September 30, 2004, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Association's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements and information relating to the Association that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Association or the Association's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Association with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Association does not intend to update these forward-looking statements.

ITEM 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms. There has been no change in the Association's internal control over financial reporting during the Association's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Association's internal control over financial reporting.


                Home Federal Bancorp, Inc. of Louisiana
                                PART II


ITEM 1. LEGAL PROCEEDINGS

The Association is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Association.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.   OTHER INFORMATION

       Not applicable.

ITEM 6.   EXHIBITS

       The following Exhibits are filed as part of this report.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   January 18, 2005         By:  /s/ Daniel R. Herndon
        ----------------              -------------------------------------
                                      Daniel R. Herndon
                                      President and Chief Executive Officer


Date:   January 18, 2005         By:  /s/ Clyde D. Patterson
        ----------------              -------------------------------------
                                      Clyde D. Patterson
                                      Executive Vice President
                                      (principal financial officer)