Form 10QSB
period 2004-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-02-14
CIK 1302901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission File Number:  000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA

(Exact name of small business issuer as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Market Street, Shreveport, Louisiana 71101

(Address of principal executive offices)

(318) 222-1145

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Shares of common stock, par value $.01 per share, outstanding as of February 11, 2005: The registrant had 3,558,958 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,423,583 shares were held by the public and directors, officers and employees of the registrant.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

(1)          On January 18, 2005, Home Federal Savings and Loan Association (the “Association”) completed its reorganization into the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The financial statements set forth herein reflect the financial condition and operations of the Association prior to the completion of the reorganization. As of December 31, 2004, the Company had not issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. For a further discussion of the Company’s formation and operations, see the Company’s Registration Statement on Form SB-2, as amended, and declared effective on November 12, 2004 (File Number 333-119026). Based upon the foregoing, the unaudited interim financial statements filed as a part of this quarterly report are those of the Association.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2004	June 30, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents	$17,022,579	$4,342,125
Securities Available-for-Sale	67,556,495	64,253,764
Securities Held-to-Maturity	1,764,932	2,515,557
Loans Held-for-Sale	—	107,500
Loans Receivable, Net	22,199,198	22,678,740
Accrued Interest Receivable	391,044	405,812
Premises and Equipment, Net	492,122	467,783
Deferred Tax Asset	27,883	832,752
Other Assets	390,657	58,555
Total Assets	$109,844,910	$95,662,588
LIABILITIES AND EQUITY
LIABILITIES
Deposits	$69,071,054	$68,133,506
Advances from Borrowers for Taxes and Insurance	26,232	232,947
Advances from Federal Home Loan Bank of Dallas	8,496,311	9,748,316
Stock Subscription Escrow	12,947,055	––
Other Accrued Expenses and Liabilities	165,414	238,666
Total Liabilities	90,706,066	78,353,435
COMMITMENTS
EQUITY
Retained Earnings––Partially Restricted	19,244,837	18,977,541
Accumulated Other Comprehensive Loss	(105,993)	(1,668,388)
Total Equity	19,138,844	17,309,153
Total Liabilities and Equity	$109,844,910	$95,662,588

See accompanying notes to consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
INTEREST INCOME
Loans, Including Fees	$383,304	$505,366	$764,423	$1,104,474
Investment Securities	26,647	18,234	47,095	38,381
Mortgage-Backed Securities	786,259	770,750	1,567,662	1,546,291
Other Interest-Earning Assets	20,359	12,707	30,728	28,305
Total Interest Income	1,216,569	1,307,057	2,409,908	2,717,451
INTEREST EXPENSE
Deposits	444,729	474,562	884,488	972,785
Federal Home Loan Bank Borrowings	67,845	74,623	137,548	149,194
Total Interest Expense	512,574	549,185	1,022,036	1,121,979
Net Interest Income	703,995	757,872	1,387,872	1,595,472
PROVISION FOR LOAN LOSSES	—	—	—	—
Net Interest Income after Provision for Loan Losses	703,995	757,872	1,387,872	1,595,472
NON-INTEREST INCOME
Gain on Sale of Loans	4,915	3,384	9,253	40,159
Gain on Sale of Investments	—	89,884	—	89,884
Other Income	6,942	9,392	13,386	18,956
Total Non-Interest Income	11,857	102,660	22,639	148,999
NON-INTEREST EXPENSE
Compensation and Benefits	335,605	365,552	666,448	741,634
Occupancy and Equipment	45,752	41,365	88,603	85,517
Data Processing	16,709	27,444	33,200	60,193
Deposit Insurance Premiums	2,470	2,693	4,999	5,576
Other Expense	119,892	60,370	212,910	151,454
Total Non-Interest Expense	520,427	497,424	1,006,159	1,044,374
Income Before Income Taxes	195,425	363,108	404,352	700,097
PROVISION FOR INCOME TAX EXPENSE	66,251	121,230	137,056	233,011
Net Income	$129,174	$241,878	$267,296	$467,086

See accompanying notes to consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—JUNE 30, 2003	$18,156,800	$992,350	$19,149,150
Comprehensive Income
Net Income	467,086	—	467,086
Other Comprehensive Income
Changes in Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Reclassification Adjustment and Tax Effects	—	(827,101)	(827,101)
Total Comprehensive Income	—	—	(360,015)
BALANCE—DECEMBER 31, 2003	$18,623,886	$165,249	$18,789,135
BALANCE—JUNE 30, 2004	$18,977,541	$(1,668,388)	$17,309,153
Comprehensive Income
Net Income	267,296	—	267,296
Other Comprehensive Income
Changes in Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Reclassification Adjustment and Tax Effects	—	1,562,395	1,562,395
Total Comprehensive Income	—	—	1,829,691
BALANCE—DECEMBER 31, 2004	$19,244,837	$(105,993)	$19,138,844

See accompanying notes to consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$267,296	$467,086
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	36,658	(5,434)
Gain on Sale of Investments	—	(89,884)
Amortization of Deferred Loan Fees	(24,163)	(72,174)
Depreciation of Premises and Equipment	25,370	22,694
Changes in Assets and Liabilities
Loans Held-for-Sale	107,500	1,147,800
Accrued Interest Receivable	14,768	16,421
Other Operating Assets	(9,162)	15,636
Other Operating Liabilities	(73,252)	(78,366)
Net Cash Provided by Operating Activities	345,015	1,423,779
CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	498,755	4,775,614
Deferred Loan Fees Collected	4,950	20,399
Acquisition of Depreciable Assets	(49,709)	(10,890)
Activity in Available-for-Sale Securities
Proceeds from Sales and Principal Payments on Mortgage-Backed Securities	904,743	8,202,000
Purchases	(1,877,000)	(16,374,426)
Activity in Held-to-Maturity Securities
Proceeds from Redemption or Maturity of Investments	541,600	999,869
Principal Payments on Mortgage-Backed Securities	429,560	—
Purchases	(220,403)	—
Net Cash Provided by (Used in) Investing Activities	232,496	(2,387,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	937,548	(1,733,546)
Increase in Stock Purchase Deposit Escrow Account	12,947,055	—
Payments for Costs associated with Stock Conversion	(322,940)	—
(Repayments)/Proceeds from Advances from Federal Home Loan Bank, Net	(1,252,005)	466,362
Repayments on Other Long-Term Debt	—	(20,414)
Net Decrease in Mortgage-Escrow Funds	(206,715)	(195,758)
Net Cash Provided by (Used in) Financing Activities	12,102,943	(1,483,356)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,680,454	(2,447,011)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	4,342,125	9,470,593
CASH AND CASH EQUIVALENTS—END OF PERIOD	$17,022,579	$7,023,582
SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,031,087	$1,133,207
Income Taxes Paid	135,000	183,214
Market Value Adjustment for Gain (Loss) on Securities Available-for-Sale	2,367,263	(1,253,182)

See accompanying notes to consolidated financial statements.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2004, is not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association. As of December 31, 2004, the Company had not issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purpose of selling in the near term are classified as trading securities. Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale.

Trading account and available-for-sale securities are carried at fair value. Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees. Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method. Interest income on contractual loans receivable is recognized on the accrual method. Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

Allowance For Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that the Association will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment is based upon the fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, the Association will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those, which are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make period interest and principal payments is back to normal, the loan is returned to accrual status.

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

2.   NET INCOME PER COMMON SHARE

Basic and diluted net income per common share is not calculated since the Association was in the process of reorganizing to stock form at December 31, 2004.

3.   CONVERSION TO STOCK FORM OF OWNERSHIP

On April 14, 2004, the Board of Directors unanimously adopted the Plan of Reorganization and the Plan of Stock Issuance (together, the “Plan”). Pursuant to the Plan, on January 18, 2005, the Association converted to a stock savings and loan association as the successor to the Association in its mutual form and organized Home Federal Bancorp, Inc. of Louisiana (the “Company”) as a federally-chartered corporation that owns 100% of the common stock of the Association. The Association organized Home Federal Mutual Holding Company of Louisiana (the “Mutual Holding Company”) as a federally-chartered mutual

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holding company that acquired 60% of the Common Stock of the Company. The Company sold 1,423,583 shares of Common Stock in a subscription and community offering.

All depositors who had liquidation and other rights with respect to the Association as of the effective date of the reorganization continue to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts with the Association. In addition, all persons who become depositors of the Association subsequent to the reorganization will have such liquidation and other rights with respect to the Mutual Holding Company.

The shares of common stock sold in the public offering represent a minority ownership of the estimated pro forma market value of the Association as determined by an independent appraisal. The Mutual Holding Company is the majority owner of the Stock Holding Company. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. As of December 31, 2004, costs in the amount of approximately $323,000 were incurred in connection with the offering.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was formed by the Association in connection with the Association’s reorganization and had not yet commenced operations as of December 31, 2004. The Company’s results of operations initially will be primarily dependent on the results of the Association, which became a wholly owned subsidiary upon completion of the reorganization. The Association’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses and loan sale activities. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

Home Federal Savings and Loan Association has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies. Provisions for loan losses will continue to be based upon management’s periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to be sufficient to absorb estimated, probable losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Discussion of Financial Condition Changes from June 30, 2004 to December 31, 2004

At December 31, 2004, total assets amounted to $109.8 million compared to $95.7 million at June 30, 2004, an increase of $14.1 million or 14.8%. This increase was primarily due to an increase in cash and cash equivalents primarily as a result of funds received for subscription orders in the Association’s recently completed subscription and community offering conducted in connection with the Association’s mutual holding company reorganization. Securities available for sale increased $3.3 million or 5.1% due to purchases of securities during the first quarter ended September 30, 2004. Loans receivable, net decreased $479,000 or 2.1% primarily due to loan payments. Home Federal Savings and Loan has continued to invest funds from operations primarily in marketable securities rather than long-term, fixed rate loans as part of its interest-rate risk strategy during this period of historically low interest rates. Securities held-to-maturity decreased $751,000, or 30% for the six months ended December 31, 2004 compared to securities held-to-maturity at June 30, 2004 primarily due to maturities and principal payments.

The Association’s total liabilities amounted to $90.7 million at December 31, 2004, an increase of $12.4 million, or 15.8%, compared to total liabilities at June 30, 2004. The primary reason for the increase in liabilities was $12.9 million of stock subscription funds held in escrow by the Association at December 31, 2004, partially offset by a decrease in FHLB advances during the same time period of $1.3 million or 12.8%. Deposits increased $937,000 or 1.4% to $69.1 million at December 31, 2004 compared to June 30, 2004, due to normal deposits inflow. The decrease in FHLB advances was due to repayments of maturing advances.

Equity increased $1.8 million or 10.6% to $19.1 million at December 31, 2004 compared to $17.3 million at June 30, 2004. This increase was primarily due to a change in accumulated other comprehensive loss from a loss of $1.7 million at June 30, 2004 to a loss of $106,000 at December 31, 2004, as a result of an

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

increase in the market value of securities available for sale at December 31, 2004 compared to June 30, 2004. The increase in equity was also due to continued profitable operations during the six months ended December 31, 2004 of $267,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”). At December 31, 2004, Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the three and six Month Periods Ended December 31, 2004 and 2003

General

Net income amounted to $129,000 for the three months ended December 31, 2004 compared to $242,000 for the same period in 2003, a decrease of $113,000 or 46.6%. For the six months ended December 31, 2004, the Association’s net income was $267,000, a $200,000, or 42.8% decrease from $467,000 for the six months ended December 31, 2003. The decreases during the respective periods were primarily due to decreases in net interest income and non-interest income, partially offset by decreases in non-interest expense and income taxes.

Net Interest Income

Net interest income decreased $54,000 and $208,000 for the three and six months, respectively, ended December 31, 2004 over the prior year periods primarily due to continued margin compression. Home Federal Savings and Loan’s average interest rate spread was 2.34% and 2.41%, respectively, for the three and six months ended December 31, 2004 compared to 2.62% and 2.75%, respectively, for the same periods in 2003. The Association’s net interest margin was 2.89% and 2.90%, respectively, for the three and six months ended December 31, 2004, compared to 3.12% and 3.27%, respectively for the 2003 periods. This margin compression was due in large part to Home Federal Savings and Loan’s interest rate risk strategy of investing in marketable securities rather than long-term, fixed rate loans. While management believes that purchasing available for sale securities rather than investing in long-term, fixed rate loans is a better interest rate risk strategy during this period of historically low interest rates, these investment securities generally yield less than loans, resulting in lower net interest income.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal’s loan portfolio, no provisions were made during the three and six months ended December 31, 2004 or 2003. The Association’s allowance for loan losses was $235,000, or 1.04% of total loans, at December 31, 2004 compared to $235,000, or 0.85% of total loans at December 31, 2003. Home Federal did not have any non-performing loans at December 31, 2004 or 2003. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income

Total non-interest income amounted to $12,000 for the three months ended December 31, 2004 compared to $103,000 for the same period in 2003. The decrease was primarily due to a $90,000 decrease in gain on sale of investment securities due to a decrease in sales activity during the three-month period ended December 31, 2004. Total non-interest income decreased $126,000 for the six months ended

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

December 31, 2004 compared to the prior year period. The decrease was primarily due to a decrease in gain on sale of securities, as well as a decrease in gain on sale of loans as a result of a decrease in the volume of loans sold.

Non-interest Expense

Total non-interest expense increased $23,000 or 4.6% for the three months ended December 31, 2004 compared to the prior year period. The increase was primarily due to an increase of $59,000 in other expense, consisting primarily of advertising expenses and audit fees, which was partially offset by decreases in compensation and benefits expense of $30,000 due to decreased staffing levels and an $11,000 decrease in data processing expense. Total non-interest expense decreased $38,000 or 3.7% for the six months ended December 31, 2004 compared to the prior year period. The decrease was primarily related to a $75,000 decrease in compensation and benefits expense and a $27,000 decrease in data processing expense, which were partially offset by a $61,000 increase in other expense, consisting primarily of advertising expenses and audit fees.

Income Taxes

Income taxes amounted to $66,000 and $121,000 for the three months ended December 31, 2004 and 2003, respectively, resulting in effective tax rates of 33.9% and 33.4%, respectively. Income taxes amounted to $137,000 and $233,000 for the six months ended December 31, 2004 and 2003, respectively, resulting in effective tax rates of 33.9% and 33.3%, respectively. The decrease in income taxes for the three and six months ended December 31, 2004 was due to decreased income before income taxes.

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management. The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $7.6 million at December 31, 2004.

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available for sale and cash and cash equivalents. Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2004, Home Federal Savings and Loan had $8.5 million in advances from the Federal Home Loan Bank of Dallas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

At December 31, 2004, Home Federal Savings and Loan had outstanding loan commitments of $3.1 million to originate loans. At December 31, 2004, certificates of deposit scheduled to mature in less than one year, totaled $27.3 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At December 31, 2004, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 17.46%, 66.31% and 67.12%, respectively.

In connection with the Association’s reorganization to the mutual holding company form of organization, Home Federal Bancorp, Inc., the parent holding company of the Association, sold 1,423,583 shares of its common stock in a subscription and community offering, which was completed on January 18, 2005 at a price of $10.00 per share. This includes 113,887 shares acquired by the Association’s Employee Stock Ownership Plan. The Company has invested 50% of the net proceeds from the reorganization in the Association.

Off-Balance Sheet Arrangements

At December 31, 2004, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Association’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements and information relating to the Association that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Association or the Association’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Association with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Association does not intend to update these forward-looking statements.

ITEM 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Association’s internal control over financial reporting during the Association’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Association’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Association is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Association.

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a), (b) and (c) Not applicable.

(d)         The Company’s Form SB-2 (File No. 333-119026) was declared effective by the SEC on November 12, 2004. A total of 1,423,583 shares of common stock were sold at $10.00 per share in the subscription and community offering, including 113,887 shares acquired by the Home Federal Savings and Loan Association Employee Stock Ownership Plan, which was consummated on January 18, 2005. The gross offering proceeds were $14,235,830 and net proceeds are estimated to be approximately $13,635,830.

(e)          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2005	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer
Date:	February 14, 2005	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President
(principal financial officer)