Form 10QSB
period 2005-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-05-16
CIK 1302901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2005
                               -------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:  000-51117
                        ---------------

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Federal                                       86-1127166
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 624 Market Street, Shreveport, Louisiana 71101
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (318) 222-1145
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Shares of common stock, par value $.01 per share, outstanding as of May 16, 2005: The registrant had 3,558,958 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,423,583 shares were held by the public and directors, officers and employees of the registrant.

         Transitional Small Business Disclosure Format:  Yes        No   X
                                                             -----     -----

                                      INDEX

                                                                           Page
                                                                           ----
PART I     -     FINANCIAL INFORMATION

Item 1:          Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition..........    1

                 Consolidated Statements of Income.......................    2

                 Consolidated Statements of Changes in Stockholders'
                  Equity.................................................    3

                 Consolidated Statements of Cash Flows...................    4

                 Notes to Consolidated Financial Statements..............    6

Item 2:          Management's Discussion and Analysis or Plan of
                  Operation...............................................  10

Item 3:          Controls and Procedures..................................  15


PART II    -     OTHER INFORMATION

Item 1:          Legal Proceedings........................................  16

Item 2:          Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................  16

Item 3:          Default upon Senior Securities...........................  16

Item 4:          Submission of Matters to a Vote of Security Holders......  16

Item 5:          Other information........................................  16

Item 6:          Exhibits.................................................  16


SIGNATURES

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   March 31,         June 30,
                                                     2005              2004
                                                --------------    --------------
                                                 (Unaudited)        (Audited)
ASSETS

Cash and Cash Equivalents                       $  10,352,840     $   4,342,125
Securities Available-for-Sale                      72,208,421        64,253,764
Securities Held-to-Maturity                         1,689,958         2,515,557
Loans Held-for-Sale                                   141,000           107,500
Loans Receivable, Net                              22,419,109        22,678,740
Accrued Interest Receivable                           418,420           405,812
Premises and Equipment, Net                           535,421           467,783
Deferred Tax Asset                                    289,499           832,752
Other Assets                                           17,288            58,555
                                                --------------    --------------

           Total Assets                         $ 108,071,956     $  95,662,588
                                                ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                     $  68,666,327     $  68,133,506
   Advances from Borrowers for Taxes and
    Insurance                                          97,079           232,947
   Advances from Federal Home Loan Bank of
    Dallas                                          7,862,886         9,748,316
   Other Accrued Expenses and Liabilities             355,750           238,666
                                                --------------    --------------
           Total Liabilities                       76,982,042        78,353,435
                                                --------------    --------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock - 8,000,000 shares of $.01 par
    value authorized; 3,558,958 and none shares
    issued at March 31, 2005 and June 30, 2004,
    respectively                                       14,235                --
   Additional paid-in capital                      13,391,275                --
   Retained Earnings - Partially Restricted        19,400,644        18,977,541
   Unallocated Shares held by ESOP                 (1,124,634)               --
   Accumulated Other Comprehensive Loss              (591,606)       (1,668,388)
                                                --------------    --------------

           Total Stockholders' Equity              31,089,914        17,309,153
                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $ 108,071,756     $  95,662,588
                                                ==============    ==============

See accompanying notes to consolidated financial statements.


                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three Months Ended                Nine Months Ended
                                                    March 31,                        March 31,
                                         -------------------------------   -------------------------------
                                              2005             2004             2005             2004
                                         --------------   --------------   --------------   --------------
INTEREST INCOME
  Loans, Including Fees                  $     378,983    $     475,141    $   1,143,406    $   1,104,474
  Investment Securities                         49,929           22,232           97,024           60,613
  Mortgage-Backed Securities                   790,083          709,173        2,357,745        2,255,464
  Other Interest-Earning Assets                 56,821           13,746           87,549           42,051
                                         --------------   --------------   --------------   --------------
      Total Interest Income                  1,275,816        1,220,292        3,685,724        3,937,743
                                         --------------   --------------   --------------   --------------

INTEREST EXPENSE
  Deposits                                     435,557          456,235        1,320,045        1,429,020
  Federal Home Loan Bank Borrowings             62,906           70,336          200,454          219,530
                                         --------------   --------------   --------------   --------------
      Total Interest Expense                   498,463          526,571        1,520,499        1,648,550
                                         --------------   --------------   --------------   --------------
      Net Interest Income                      777,353          693,721        2,165,225        2,289,193
                                         --------------   --------------   --------------   --------------

PROVISION FOR LOAN LOSSES                            -                -                -                -
                                         --------------   --------------   --------------   --------------
      Net Interest Income after
        Provision for Loan Losses              777,353          693,721        2,165,225        2,289,193
                                         --------------   --------------   --------------   --------------

NON-INTEREST INCOME
  Gain on Sale of Loans                          1,121           10,193           10,374           50,352
  Gain on Sale of Investments                        -          133,316                -          223,200
  Other Income                                  16,812            9,548           30,198           28,504
                                         --------------   --------------   --------------   --------------
           Total Non-Interest Income            17,933          153,057           40,572          302,056
                                         --------------   --------------   --------------   --------------

NON-INTEREST EXPENSE
  Compensation and Benefits                    369,465          369,286        1,035,913        1,110,920
  Occupancy and Equipment                       48,315           46,703          136,918          132,220
  Data Processing                               17,400           27,866           50,600           88,059
  Deposit Insurance Premiums                     2,483            2,674            7,482            8,250
  Other Expense                                127,723           90,781          340,633          242,235
                                         --------------   --------------   --------------   --------------
           Total Non-Interest Expense          565,386          537,310        1,571,546        1,581,684
                                         --------------   --------------   --------------   --------------
           Income Before Income Taxes          229,900          309,468          634,251        1,009,565

PROVISION FOR INCOME TAX EXPENSE                74,092          103,917          211,148          336,928
                                         --------------   --------------   --------------   --------------
           Net Income                    $     155,808    $     205,551    $     423,103    $     672,637
                                         ==============   ==============   ==============   ==============
           Income per common share
              Basic                      $         .05              n/a    $         .12              n/a
                                         ==============                    ==============
              Diluted                    $         .05              n/a    $         .12              n/a
                                         ==============                    ==============

See accompanying notes to consolidated financial statements.


                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                              Accumulated
                                                 Additional       Unearned                      Other           Total
                                                   Paid-in          ESOP         Retained    Comprehensive   Stockholders'
                                  Common Stock     Capital          Stock        Earnings    Income (Loss)      Equity
                                  ------------   ------------   ------------   ------------   ------------   ------------

BALANCE - JUNE 30, 2003           $         -    $         -    $         -    $18,156,800    $   992,350    $19,149,150
                                                                                                             ------------

Net Income                                  -              -              -        672,637              -        672,637
Other Comprehensive Income:
  Changes in Unrealized Gain
   (Loss) on Securities
   Available-for-Sale, Net Tax
   Effects                                  -              -              -              -              -              -
                                                                                                             ------------

BALANCE - MARCH 31, 2004          $         -    $         -    $         -    $18,829,437    $         -    $         -
                                  ============   ============   ============   ============   ============   ============

BALANCE - JUNE 30, 2004           $         -    $         -    $         -    $18,977,541    $(1,668,388)   $17,309,153

Net Income                                  -              -              -        423,103              -        423,103
Other Comprehensive Income:
  Changes in Unrealized Gain
   (Loss) on Securities
   Available-for-Sale, Net of Tax
   Effects                                  -              -              -              -      1,076,782      1,076,782

Capitalization of mutual holding
 company ($100,000)                         -       (100,000)             -              -              -       (100,000)

Issuance of common stock               14,235     13,491,560              -              -              -     13,505,795

Common stock acquired by ESOP               -              -     (1,138,870)             -              -     (1,138,870)

ESOP Compensation Earned                    -           (285)        14,236              -              -         13,951

BALANCE - MARCH 31, 2005          $    14,235    $13,391,275    $(1,124,634)   $19,400,644    $  (591,606)   $31,089,914
                                  ============   ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ended
                                                           March 31,
                                                --------------------------------
                                                     2005              2004
                                                --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $     423,103     $     672,637
  Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities
        Net Amortization and Accretion on
         Securities                                    37,179            11,066
        Gain on Sale of Investments                         -          (223,200)
        Amortization of Deferred Loan Fees            (34,223)          (90,313)
        Depreciation of Premises and Equipment         35,840            36,736
        ESOP Expense                                   13,591                 -
        Changes in Assets and Liabilities
        Increase in Deferred Tax Asset                (12,728)                -
           Loans Held-for-Sale                        (33,500)        1,227,800
           Accrued Interest Receivable                (12,608)           45,596
           Other Operating Assets                      41,267            42,244
           Other Operating Liabilities                117,084           (59,276)
                                                --------------    --------------

              Net Cash Provided by Operating
               Activities                             575,005         1,663,290
                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan Originations and Purchases, Net of
   Principal Collections                              271,716         7,520,846
  Deferred Loan Fees Collected                         23,632            23,488
  Acquisition of Depreciable Assets                  (103,478)          (10,890)
  Activity in Available-for-Sale Securities
     Proceeds from Sales and Principal Payments
      on Mortgage-Backed Securities                   904,793         8,390,602
     Purchases                                     (7,265,222)      (16,374,426)
  Activity in Held-to-Maturity Securities
     Proceeds from Redemption or Maturity of
      Investments                                     541,600           544,623
     Principal Payments on Mortgage-Backed
      Securities                                      504,534           868,526
     Purchases                                       (220,403)                -
                                                --------------    --------------

              Net Cash Provided by (Used in)
               Investing Activities                (5,342,828)          962,769
                                                --------------    --------------

See accompanying notes to consolidated financial statements.

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                                   (Unaudited)


                                                       Nine Months Ended
                                                           March 31,
                                                --------------------------------
                                                     2005              2004
                                                --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Deposits                 532,821        (2,522,078)
  Net Proceeds from Sale of Common Stock           13,405,885                 -
  Acquisition of ESOP Shares                       (1,138,870)                -
  (Repayments)/Proceeds from Advances from
   Federal Home Loan Bank, Net                     (1,885,430)          (83,752)
  Repayments on Other Long-Term Debt                        -           (20,414)
  Net Decrease in Mortgage-Escrow Funds              (135,868)         (116,388)
                                                --------------    --------------

           Net Cash Provided by (Used in)
            Financing Activities                   10,778,538        (2,742,632)
                                                --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       6,010,715          (116,573)

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                         4,342,125         9,470,593
                                                --------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD       $  10,352,840     $   9,354,020
                                                ==============    ==============

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest Paid on Deposits and Borrowed Funds  $   1,517,382     $   1,654,964
  Income Taxes Paid                                   136,275           183,999
  Market Value Adjustment for Gain (Loss) on
   Securities Available-for-Sale                    1,631,487          (951,478)

See accompanying notes to consolidated financial statements.

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2005, is not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the "Company") to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its outstanding common stock in the reorganization to Home Federal Mutual Holding Company, or 2,135,375 shares. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Statements of Financial Condition, such items, along with net income, are components of comprehensive income.

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

2.   NET INCOME PER COMMON SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. During the three and nine months ended March 31, 2005, the Company did not issue and does not have outstanding any dilutive securities.

3.   CONVERSION TO STOCK FORM OF OWNERSHIP

On April 14, 2004, the Board of Directors unanimously adopted the Plan of Reorganization and the Plan of Stock Issuance (together, the "Plan"). Pursuant to the Plan, on January 18, 2005, the Association converted to a stock savings and loan association as the successor to the Association in its mutual form and organized Home Federal Bancorp, Inc. of Louisiana (the "Company") as a federally-chartered corporation that owns 100% of the common stock of the Association. The Association organized Home Federal Mutual Holding Company of Louisiana (the "Mutual Holding Company") as a federally-chartered mutual holding company that acquired 60% of the Common Stock of the Company. The Company sold 1,423,583 shares of Common Stock in a subscription and community offering. In addition to the shares of the Company which it owns, the Mutual Holding Company was capitalized with $100,000 in cash.

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

The shares of common stock sold in the public offering represent a minority ownership of the estimated pro forma market value of the Association as determined by an independent appraisal. The Mutual Holding Company is the majority owner of the Stock Holding Company. Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering. The total amount of costs incurred in connection with the offering was $730,035.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company was formed by the Association in connection with the Association's reorganization and commenced operations on January 18, 2005. The Company's results of operations initially are primarily dependent on the results of the Association, which became a wholly owned subsidiary upon completion of the reorganization. The Association's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses and loan sale activities. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

     The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies. Provisions for loan losses will continue to be based upon management's periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to be sufficient to absorb estimated, probable losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005
------------------------------------------------------------------------------

At March 31, 2005, total assets amounted to $108.1 million compared to $95.7 million at June 30, 2004, an increase of $12.4 million or 13.0%. This increase was primarily due to an increase in cash and cash equivalents primarily as a result of funds received for subscription orders in the Company's subscription and community offering conducted in connection with the Association's mutual holding company reorganization. Securities available for sale increased $7.9 million or 12.4% due to purchases of securities during the quarter ended March 31, 2005. Loans receivable, net decreased $259,631 or 1.1% primarily due to loan repayments. Home Federal Savings and Loan has continued to invest funds from operations primarily in marketable securities rather than long-term, fixed rate loans as part of its interest-rate risk strategy during this period of historically low interest rates. Securities held-to-maturity decreased $825,599, or 32.8% for the nine months ended March 31, 2005 compared to securities held-to-maturity at June 30, 2004 primarily due to maturities and principal payments.

The Company's total liabilities amounted to $77.0 million at March 31, 2005, a decrease of $1.4 million, or 1.8%, compared to total liabilities at June 30, 2004. The primary reason for the decrease in liabilities was due to the decrease of $1,885,430, or 19.3%, in Advances in Federal Home Loan Bank of Dallas. This decrease was a result of principal repayments of maturing FHLB advances. This decrease was offset by an increase in deposits of $532,821, or 0.8%. Total deposits increased from $68.1 million at June 30, 2004 to $68.7 million at March 31, 2005, due to normal deposits inflow.

Total stockholders' equity increased $13.8 million, or 79.6% to $31.1 million at March 31, 2005 compared to $17.3 million at June 30, 2004. This increase was primarily the result of the net proceeds received from the sale of 1,423,583 shares of common stock. Total stockholders' equity also increased due to a change in accumulated other comprehensive loss from a loss of $1.7 million at June 30, 2004 to a loss of $591,606 at March 31, 2005, as a result of an increase in the market value of securities available for sale at March 31, 2005 compared to June 30, 2004. The increase in equity was also due to continued profitable operations during the nine months ended March 31, 2005 of $423,103.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2005, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March
--------------------------------------------------------------------------------
31, 2005 and 2004
-----------------

General
-------

Net income amounted to $155,808 for the three months ended March 31, 2005 compared to $205,551 for the same period in 2004, a decrease of $49,743, or 24.2%. For the nine months ended March 31, 2005, the Company's net income was $423,103, a $249,534, or 37.1% decrease from $672,637 for the nine months ended March 31, 2004. The decreases during the respective periods were primarily due to decreases in net interest income and non-interest income, partially offset by decreases in non-interest expense and income taxes.

Net Interest Income
-------------------

Net interest income increased $83,632 for the three months ended March 31, 2005 over the prior year period. This increase was due primarily to the increase in investment securities and interest earning deposits maintained at the Federal Home Loan Bank of Dallas as a result of the investment of the net proceeds associated with the Company's sale of common stock.

Net interest income decreased $123,968 for the nine months ended March 31, 2005 from the prior year period primarily due to continued margin compression. Home Federal Savings and Loan's average interest rate spread was 2.29% and 2.36% for the three and nine months ended March 31, 2005, respectively, compared to 2.38% and 2.63%, respectively, for the same periods in 2004. The Association's net interest margin was 2.91% and 2.90%, respectively, for the three and nine months ended March 31, 2005, compared to 2.88% and 3.14%, respectively for the 2004 periods. This margin compression was due in large part to Home Federal Savings and Loan's interest rate risk strategy of investing in marketable securities rather than long-term, fixed rate loans. While management believes that purchasing available for sale securities rather than investing in long-term, fixed rate loans is a better interest rate risk strategy during this period of historically low interest rates, these investment securities generally yield less than loans, resulting in lower net interest income.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by Home Federal Savings and Loan, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal Savings and Loan's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal Savings and Loan's loan portfolio, no provisions were made during the three and nine months ended March 31, 2005 or 2004. The Association's allowance for loan losses was $235,000, or 1% of total loans, at March 31, 2005 and at March 31, 2004. The Association did not have any non-performing loans at March 31, 2005 or 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $17,933 for the three months ended March 31, 2005 compared to $153,057 for the same period in 2004. The decrease was primarily due to a $133,316 decrease in gain on sale of investment securities due to a decrease in sales activity during the three-month period ended March 31, 2005. Total non-interest income decreased $261,484 for the nine months ended March 31, 2005 compared to the prior year period. The decrease was primarily due to a decrease in gain on sale of securities, as well as a decrease in gain on sale of loans as a result of a decrease in the volume of loans sold.

Non-interest Expense
--------------------

Total non-interest expense increased $28,076, or 5.2%, for the three months ended March 31, 2005 compared to the prior year period. The increase was primarily due to an increase of $36,942 in other expense, consisting primarily of advertising expenses and audit fees, which was partially offset by a $10,466 decrease in data processing expense. Total non-interest expense decreased $10,138, or 0.6%, for the nine months ended March 31, 2005 compared to the prior year period. The decrease was primarily related to a $75,007 decrease in compensation and benefits expense and a $37,459 decrease in data processing expense, which were partially offset by a $98,398 increase in other expense, consisting primarily of advertising expenses and audit fees.

Income Taxes
------------

Income taxes amounted to $74,092 and $103,917 for the three months ended March 31, 2005 and 2004, respectively, resulting in effective tax rates of 32.2% and 33.6%, respectively. Income taxes amounted to $211,148 and $336,928 for the nine months ended March 31, 2005 and 2004, respectively, resulting in effective tax rates of 33.3% and 33.4%, respectively. The decrease in income taxes for the three and nine months ended December 31, 2005 was due to decreased income before income taxes.

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

Home Federal Savings and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $675,346 at March 31, 2005.

A significant portion of Home Federal Savings and Loan's liquidity consists of securities classified as available for sale and cash and cash equivalents. Home Federal Savings and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At March 31, 2005, Home Federal Savings and Loan had $7.9 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2005, Home Federal Savings and Loan had outstanding loan commitments of $2.6 million to originate loans. At March 31, 2005, certificates of deposit scheduled to mature in less than one year, totaled $27.5 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2005, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 24.25%, 24.25% and 91.87%, respectively.

In connection with the Association's reorganization to the mutual holding company form of organization, Home Federal Bancorp, Inc., the parent holding company of the Association, sold 1,423,583 shares of its common stock in a subscription and community offering, which was completed on January 18, 2005 at a price of $10.00 per share. This includes 113,887 shares acquired by the Association's Employee Stock Ownership Plan. The Company has invested 50% of the net proceeds from the reorganization in the Association.

Off-Balance Sheet Arrangements
------------------------------

At March 31, 2005, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS

        The following Exhibits are filed as part of this report:

        No.            Description
        ---------      ---------------------------------------------------------
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





Date:  May 16, 2005                    By: /s/ Daniel R. Herndon
      -----------------------              -------------------------------------
                                           Daniel R. Herndon
                                           President and Chief Executive Officer


Date:  May 16, 2005                    By: /s/ Clyde D. Patterson
      -----------------------              -------------------------------------
                                           Clyde D. Patterson
                                           Executive Vice President
                                           (principal financial officer)