Form 10KSB
period 2005-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-10-12
CIK 1302901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                     For the fiscal year ended June 30, 2005
                                               -------------

OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-51117
                                               ---------

                     HOME FEDERAL BANCORP, INC. OF LOUISIANA
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Federal                                        86-1127166
     -------------------------------                      ----------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                       Identification Number)

624 Market Street, Shreveport, Louisiana                           71101
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number (318) 222-1145

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(b) of the Exchange Act:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year ended June 30, 2005: $5.5 million.

As of September 15, 2005, the aggregate value of the 3,310,246 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 248,712 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") as a group, was approximately $32 million. This figure is based on the closing sales price of $9.80 per share of the Registrant's Common Stock on September 15, 2005. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 15, 2005: 3,558,958

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.

     (1)  Portions of the Annual Report to Shareholders are incorporated into
          Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

GENERAL

          On January 18, 2005, Home Federal Savings and Loan Association ("Home Federal Savings and Loan" or the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana ("Home Federal Bancorp" or the "Company") to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

          The Company's only business activities are to hold all of the outstanding common stock of Home Federal Savings and Loan. The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Savings and Loan.

          Home Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of Home Federal Savings and Loan. At the present time, the Company employs only persons who are officers of Home Federal Savings and Loan to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Savings and Loan from time to time. These persons are not separately compensated by Home Federal Bancorp.

          Home Federal Savings and Loan is a federally chartered savings and loan association located in Shreveport, Louisiana, which is the parish seat of Caddo Parish. Home Federal Savings and Loan's business consists primarily of attracting deposits from the general public and using those funds to invest in securities and originate single-family and consumer loans.

HOME FEDERAL SAVINGS AND LOAN'S LENDING ACTIVITIES

          GENERAL. At June 30, 2005, the net loan portfolio of Home Federal Savings and Loan amounted to $23.6 million, representing approximately 21.2% of its total assets at that date. The principal lending activity of Home Federal Savings and Loan is the origination of one- to four-family residential loans. At June 30, 2005, one- to four-family residential loans amounted to $19.3 million, or 80.8% of its total loan portfolio. As part of Home Federal Savings and Loan's desire to diversify its loan portfolio, Home Federal Savings and Loan also offers consumer loans, which amounted to 15.7% of the total loan portfolio at June 30, 2005.

          The types of loans that Home Federal Savings and Loan may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

          A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At June 30, 2005, Home Federal Savings and Loan's regulatory limit on loans-to-one borrower was $4.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $950,000, $837,042, $195,605, $186,313 and $185,571. Each of Home Federal Savings and
Loan's five largest loans or groups of loans was performing in accordance with its terms at June 30, 2005.

          Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits. As of June 30, 2005, Home Federal Savings and Loan had a loan commitment of $2.4 million to a limited partnership established by the Housing Authority of Bossier City, Louisiana. The loan will be secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents. The commitment letter includes a condition that the Housing Authority of Bossier City, Louisiana execute takeout agreements with respect to Home Federal's position in the event of default. In addition, among other conditions, the $2.4 million commitment letter requires a written appraisal establishing the value of the rental property at completion of not less than $5.3 million.

          LOAN PORTFOLIO COMPOSITION. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

                                                   JUNE 30,
                                     -----------------------------------
                                           2005               2004
                                     ----------------   ----------------
                                      AMOUNT      %      AMOUNT      %
                                     -------   ------   -------   ------
                                            (Dollars in Thousands)
Real estate loans:
   One- to four-family residential   $19,301    80.79%  $20,903    90.82%
   Other mortgage                        837     3.50       101      .44
                                     -------   ------   -------   ------
      Total real estate loans         20,138    84.29    21,004    91.26
                                     -------   ------   -------   ------
Consumer loans:
   Home equity loans and second
      mortgage loans                   2,776    11.62     1,077     4.69
   Savings account                       470     1.97       590     2.56
   Equity lines of credit                500     2.09       343     1.49
   Other                                   6      .03         1       --
                                     -------   ------   -------   ------
      Total consumer loans             3,752    15.71     2,011     8.74
                                     -------   ------   -------   ------
         Total loans                  23,890   100.00%   23,015   100.00%
                                     =======   ======   =======   ======
Less:
   Allowance for loan losses             235                235
   Deferred loan fees                     80                101
                                     -------            -------
      Net loans(1)                   $23,575            $22,679
                                     =======            =======

----------
(1) Does not include loans held for sale amounting to $70,000 at June 30, 2005 and $108,000 at June 30, 2004.

          ORIGINATION OF LOANS. The lending activities of Home Federal Savings and Loan are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Written loan applications are taken by one of Home Federal Savings and Loan's loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. As a matter of practice, Home Federal Savings and Loan obtains independent outside appraisals on substantially all of its loans. Under the lending policy of Home Federal Savings and Loan, a title opinion must be obtained for each real estate loan. Home Federal Savings and Loan also requires fire and extended coverage casualty insurance in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

          Home Federal Savings and Loan's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $333,700 must be approved by Home Federal Savings and Loan's loan committee which currently consists of the Chief Executive Officer, the Chief Financial Officer and the Vice President of Lending. Loans in excess of $333,700 must be approved by Home Federal Savings and Loan's board of directors. All loans are ratified by the board of directors of Home Federal Savings and Loan.

          Home Federal Savings and Loan also purchases loans from a builder of pre-fabricated housing. The loans are generally secured by rural properties and the seller continues to perform the servicing functions on the loan. Although the loans are originated with fixed-rates, Home Federal Savings and Loan receives an adjustable-rate of interest with a floor rate of 6% and a ceiling of 8.75%. Under the terms of the agreement, the seller repurchases any loan that becomes more than 90 days delinquent. At June 30, 2005, Home Federal Savings and Loan had approximately $8.1 million of such loans in its portfolio.

          The following table shows total loans originated, sold and repaid during the periods indicated.

                                            YEAR ENDED JUNE 30,
                                            -------------------
                                              2005       2004
                                            --------   --------
                                               (In Thousands)
Loan originations:
   One- to four-family residential          $  6,799   $  5,759
   Other mortgage                                843         --
   Consumer                                    3,583        993
                                            --------   --------
      Total loan originations                 11,225      6,752
                                            --------   --------
Loans purchased                                2,086      1,044
Total loan originations
   and loans purchased                        13,311      7,796
                                            --------   --------
Loans sold                                    (2,146)    (6,335)
Loan principal repayments                    (10,327)   (11,977)
                                            --------   --------
   Total loans sold and principal
      repayments                             (12,473)   (18,312)
Decrease due to other items, net (1)              58      1,202
                                            --------   --------
Net increase (decrease) in loan portfolio   $    896   $ (9,312)
                                            ========   ========

----------
(1) Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.

          Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, Home Federal Savings and Loan concentrates its lending activity to its primary market area in Caddo Parish, Louisiana and the surrounding area. Subject to its loans-to-one borrower limitation, Home Federal Savings and Loan is permitted to invest without limitation in residential mortgage loans and up to 400% of its capital in loans secured by non-residential or commercial real estate. Home Federal Savings and Loan also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, Home Federal Savings and Loan may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2005, Home Federal Savings and Loan was within each of the above lending limits.

          During fiscal 2005 and 2004, Home Federal sold $2.1 million and $6.3 million of loans, respectively. Home Federal recognized gain on sale of loans of $17,882 during fiscal 2005 and $61,704 during fiscal 2004. Loans were sold during this period primarily to another financial institution. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during a period of historically low interest rates and were sold to reduce Home Federal's interest rate risk. Management will continue to sell loans in the future to the extent it believes the interest rate environment is unfavorable and interest rate risk is unacceptable.

          CONTRACTUAL TERMS TO FINAL MATURITIES. The following table shows the scheduled contractual maturities of our loans as of June 30, 2005, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                             ONE- TO
                                              FOUR-
                                              FAMILY       OTHER
                                           RESIDENTIAL   MORTGAGE   CONSUMER    TOTAL
                                           -----------   --------   --------   -------
                                                          (In Thousands)
Amounts due after June 30, 2005 in:
   One year or less                          $ 1,047       $ --      $1,524    $ 2,571
   After one year through two years              101         --          16        117
   After two years through three years           302         --         351        653
   After three years through five years          466         --         303        769
   After five years through ten years          2,891         --         830      3,721
   After ten years through fifteen years       3,206         --         604      3,809
   After fifteen years                        11,289        837         123     12,249
                                             -------       ----      ------    -------
      Total                                  $19,302       $837      $3,751    $23,890
                                             =======       ====      ======    =======

          The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2005 which have fixed interest rates or which have floating or adjustable interest rates.

                                                 FLOATING OR
                                  FIXED-RATE   ADJUSTABLE-RATE    TOTAL
                                  ----------   ---------------   -------
                                              (In Thousands)
One- to four-family residential     $10,970         $8,332       $19,302
Other mortgage                          837             --           837
Consumer                              3,722             29         3,751
                                    -------         ------       -------
   Total                            $15,529         $8,361       $23,890
                                    =======         ======       =======

          Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

          ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Home Federal Savings and Loan is the origination of loans secured by single-family residences. At June 30, 2005, $19.3 million, or 80.8%, of its total loan portfolio, before net items, consisted of one- to four-family residential loans.

          The loan-to-value ratio, maturity and other provisions of the loans made by Home Federal Savings and Loan generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by Home Federal Savings and Loan. Home Federal Savings and Loan's current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 80% or less of the appraised value of the property although Home Federal Savings and Loan will lend up to a 95% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month and generally include "due-on-sale" clauses.

          At June 30, 2005, $11.0 million, or 56.8%, of Home Federal Savings and Loan's one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Home Federal Savings and Loan's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market.

Consistent with its asset/liability management, Home Federal Savings and Loan has sold a significant portion of its long-term, fixed rate loans over the past two years.

          Although Home Federal Savings and Loan offers adjustable rate loans, substantially all of its single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 2% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%.

          CONSUMER LOANS. Home Federal Savings and Loan is authorized to make loans for a wide variety of personal or consumer purposes. Home Federal Savings and Loan originates consumer loans in order to accommodate its customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans offered by Home Federal Savings and Loan consist of home equity and second mortgage loans, loans secured by deposit accounts with Home Federal Savings and Loan, equity lines of credit and automobile loans. As part of its lending strategy, Home Federal Savings and Loan has begun to place a greater emphasis on the origination of consumer loans. However, Home Federal Savings and Loan does not intend to materially expand its product offerings and instead intends to focus on increasing the volume of its current products, primarily home equity and second mortgage loans. At June 30, 2005, $3.8 million, or 15.7% of Home Federal Savings and Loan's total loan portfolio consisted of consumer loans compared to $2.0 million, or 8.7% of its loan portfolio at June 30, 2004.

          Of the $3.8 million of consumer loans held by Home Federal Savings and Loan at June 30, 2005, $2.8 million consisted of home equity and second mortgage loans compared to $1.1 million of home equity and second mortgage loans at June 30, 2004. These loans are secured by the underlying equity in the borrower's residence. Home Federal Savings and Loan does not require that it hold the first mortgage on the properties that secure its second mortgage loans. The amount of Home Federal Savings and Loan's second mortgage loans generally cannot exceed a loan-to-value ratio of 80% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows Home Federal Savings and Loan to call the loan in at any time.

          Home Federal Savings and Loan offers loans secured by deposit accounts in Home Federal Savings and Loan, which loans amounted to $469,952, or 1.9% of Home Federal Savings and Loan's total loan portfolio at June 30, 2005. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

          Home Federal Savings and Loan also offers lines of credit secured by a borrower's equity in real estate.

          Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans, but generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.

          LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Home Federal Savings and Loan generally receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

ASSET QUALITY

          GENERAL. Home Federal Savings and Loan's collection procedures provide that when a loan is 15 days past due, a late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, personal contact efforts are attempted, either in person or by telephone. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower. If the delinquency is not cured, foreclosure proceedings are initiated. In most cases, deficiencies are cured promptly.

While Home Federal Savings and Loan generally prefers to work with borrowers to resolve such problems, Home Federal Savings and Loan will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

          Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Home Federal Savings and Loan generally discontinues the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and Home Federal Savings and Loan believes it will fully collect.

          Real estate and other assets acquired by Home Federal Savings and Loan as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. Home Federal Savings and Loan did not have any real estate owned at June 30, 2005 or 2004.

          DELINQUENT LOANS. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

                                                 JUNE 30, 2005                                 JUNE 30, 2004
                                  -------------------------------------------   -------------------------------------------
                                          30-89             90 OR MORE DAYS             30-89             90 OR MORE DAYS
                                      DAYS OVERDUE              OVERDUE             DAYS OVERDUE              OVERDUE
                                  --------------------   --------------------   --------------------   --------------------
                                   NUMBER    PRINCIPAL    NUMBER    PRINCIPAL    NUMBER    PRINCIPAL    NUMBER    PRINCIPAL
                                  OF LOANS    BALANCE    OF LOANS    BALANCE    OF LOANS    BALANCE    OF LOANS    BALANCE
                                  --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                    (Dollars in Thousands)
One- to four-family
   residential loans                   2        $158         --        $--           3        $135         --        $--
Other mortgage loans                  --          --         --         --          --          --         --         --
Consumer loans                        --          --         --         --          --          --          2          2
                                     ---        ----        ---        ---         ---        ----        ---        ---
                                       2        $158         --        $--           3        $135          2        $ 2
                                     ===        ====        ===        ===         ===        ====        ===        ===
Total delinquent loans
Delinquent loans to total
   net loans                                     .67%                   --%                    .60%                   --%

Delinquent loans to total
   Loans                                         .66%                   --%                    .59%                   --%

          NON-PERFORMING ASSETS. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. Home Federal Savings and Loan did not have troubled debt restructurings at either of the dates indicated.

                                                       JUNE 30,
                                               ----------------------
                                                     2005   2004
                                                     ----   ----
                                               (Dollars in Thousands)
Non-accruing loans:
   One- to four-family residential                   $--    $--
   Other mortgage                                     --     --
   Consumer                                           --     --
                                                     ---    ---
      Total non-accruing loans                       $--    $--
                                                     ---    ---
Accruing loans 90 days or more
   past due:
      One- to four-family residential                $--    $--
      Other mortgage                                  --      2
      Consumer                                        --     --
                                                     ---    ---
         Total accruing loans 90 days or
            more past due                             --      2
                                                     ---    ---
               Total non-performing loans(1)          --      2
                                                     ---    ---
Real estate owned, net                                --     --
                                                     ---    ---
               Total non-performing assets           $--    $ 2
                                                     ===    ===
Total non-performing loans as a percent of
   loans, net                                         --%    --%
Total non-performing assets as a percent
   of total assets                                    --%    --%

----------
(1) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

          CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

          Home Federal Savings and Loan did not have any classified assets at June 30, 2005.

          ALLOWANCE FOR LOAN LOSSES. At June 30, 2005, Home Federal Savings and Loan's allowance for loan losses amounted to $235,000. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions. Home Federal Savings and Loan is primarily engaged in originating single-family residential loans. The management of Home Federal Savings and Loan considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that Home Federal Savings and Loan might sustain on them.

          While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

          The following table shows changes in our allowance for loan losses during the periods presented. Home Federal Savings and Loan did not have any charge-offs or recoveries during fiscal 2005 or 2004.

                                                 AT OR FOR THE YEAR ENDED JUNE 30,
                                                 ---------------------------------
                                                          2005        2004
                                                        -------   -----------
                                                       (Dollars in Thousands)
Total loans outstanding at end of period                $23,960   $   23,122
Average loans outstanding                                22,973       27,277

Allowance for loan losses, beginning of period              235          235
Provision for loan losses                                    --           --
Allowance for loan losses, end of period                    235          235

Allowance for loan losses as a percent
   of non-performing loans                                   --%   11,750.00%
Allowance for loan losses as a percent
   of loans outstanding                                    0.98%        1.02%

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

                                                     JUNE 30,
                                  --------------------------------------------
                                           2005                   2004
                                  ---------------------   --------------------
                                                 LOAN                   LOAN
                                              CATEGORY                CATEGORY
                                    AMOUNT      AS A %      AMOUNT     AS A %
                                      OF       OF TOTAL       OF      OF TOTAL
                                  ALLOWANCE     LOANS     ALLOWANCE    LOANS
                                  ---------   ---------   ---------   --------
                                             (Dollars in Thousands)
One- to four-family residential      $235       80.79%       $235      90.78%
Other mortgage                         --        3.50          --        .44
Consumer                               --       15.71          --       8.78
                                     ----      ------        ----     ------
   Total                             $235      100.00%       $235     100.00%
                                     ====      ======        ====     ======

INVESTMENT SECURITIES

          Home Federal Savings and Loan has authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances and federal funds. Home Federal Savings and Loan's investment strategy is established by the board of directors.

          The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

                                                     JUNE 30,
                                    -----------------------------------------
                                            2005                  2004
                                    -------------------   -------------------
                                    AMORTIZED     FAIR    AMORTIZED     FAIR
                                       COST      VALUE       COST      VALUE
                                    ---------   -------   ---------   -------
                                                  (In Thousands)
Securities Held to Maturity:
   Corporate securities              $    --    $    --    $    15    $    15
   FHLB stock                            632        632        903        903
   Municipal obligations                  --         --        270        271
   Mortgage-backed securities            981      1,024      1,327      1,394
                                     -------    -------    -------    -------
      Total Securities Held to
         Maturity                      1,613      1,656      2,515      2,583
                                     -------    -------    -------    -------
Securities Available for Sale:
   FHLB and FNMA Notes                 1,976      1,980         --         --
   Corporate securities                2,094      2,057      2,037      2,016
   Mortgage-backed securities         71,222     71,723     64,745     62,238
                                     -------    -------    -------    -------
      Total Securities Available
         for Sale                     75,292     75,760     66,782     64,254
                                     -------    -------    -------    -------
      Total Investment Securities    $76,905    $77,416    $69,297    $66,837
                                     =======    =======    =======    =======

          The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2005. No tax-exempt yields have been adjusted to a tax-equivalent basis. The amounts reflect the fair value of Home Federal Savings and Loan's securities at June 30, 2005.

                                                 AMOUNTS AT JUNE 30, 2005 WHICH MATURE IN
                          --------------------------------------------------------------------------------------
                                                OVER ONE
                            ONE     WEIGHTED      YEAR      WEIGHTED   OVER FIVE   WEIGHTED     OVER    WEIGHTED
                            YEAR     AVERAGE     THROUGH     AVERAGE    THROUGH     AVERAGE     TEN      AVERAGE
                          OR LESS     YIELD    FIVE YEARS     YIELD    TEN YEARS     YIELD     YEARS      YIELD
                          -------   --------   ----------   --------   ---------   --------   -------   --------
                                                          (Dollars in Thousands)
Bonds and other
   debt securities:
      FHLB and FNMA
         Notes
                            $--        --%       $1,980       3.79%       $ --         --%    $    --       --%
      Mortgage-backed
         Securities          --        --            25       7.17         225       6.12      72,497     4.85
Equity securities(1):
   ARM Fund                  --        --            --         --          --         --       2,057     3.42
   FHLB stock                --        --            --         --          --         --         632     3.43
                            ---       ---        ------       ----        ----       ----     -------     ----
      Total investment
         securities and
         FHLB stock         $--        --%       $2,005       3.83%       $225       6.12%    $75,186     4.80%
                            ===       ===        ======       ====        ====       ====     =======     ====

----------
(1)  None of the listed equity securities has a stated maturity.

          Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

          Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

          The mortgage-backed securities of Home Federal Savings and Loan consist of Ginnie Mae securities, Freddie Mac securities and Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

          Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Home Federal Savings and Loan.

          The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of the Home Federal Savings and Loan's mortgage-backed securities at June 30, 2005 and 2004.

                                                 JUNE 30,
                                            -----------------
                                              2005      2004
                                            -------   -------
                                              (In Thousands)
Fixed rate:
   GNMA                                     $   671   $   851
   FHLMC                                      8,081     7,322
   FNMA                                      60,037    50,376
                                            -------   -------
      Total fixed rate                       68,789    58,549
                                            -------   -------
Adjustable rate:
   GNMA                                         833     1,246
   FNMA                                       2,069     2,567
   FHLMC                                      1,056     1,270
                                            -------   -------
      Total adjustable-rate                   3,958     5,083
                                            -------   -------
         Total mortgage-backed securities   $72,477   $63,632
                                            =======   =======

          Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2005 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of Home Federal Savings and Loan's mortgage-backed securities at June 30, 2005.

                                           AMOUNTS AT JUNE 30, 2005 WHICH MATURE IN
                              ------------------------------------------------------------------
                                         WEIGHTED    OVER ONE    WEIGHTED               WEIGHTED
                              ONE YEAR    AVERAGE     THROUGH     AVERAGE   OVER FIVE    AVERAGE
                               OR LESS     YIELD    FIVE YEARS     YIELD      YEARS       YIELD
                              --------   --------   ----------   --------   ---------   --------
                                                        (In Thousands)
Fixed rate:
   GNMA                          $--        --%         $--          --%     $   671      5.17%
   FHLMC                          --        --            7        7.26        8,074      4.76
   FNMA                           --        --           18        7.14       60,019      4.54
                                 ---       ---          ---        ----      -------      ----
      Total fixed-rate            --        --           25        7.17       68,764      4.57
                                 ---       ---          ---        ----      -------      ----
Adjustable rate:
   GNMA                           --        --           --          --          833      3.49
   FNMA                           --        --           --          --        2,069      3.30
   FHLMC                          --        --           --          --        1,056      3.61
                                 ---       ---          ---        ----      -------      ----
      Total adjustable-rate       --        --           --          --        3,958      3.42
                                 ---       ---          ---        ----      -------      ----
         Total                   $--        --%         $25        7.17%     $72,722      4.51%
                                 ===       ===          ===        ====      =======      ====

          The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

                                                       AT OR FOR THE
                                                    YEAR ENDED JUNE 30,
                                                    -------------------
                                                       2005      2004
                                                     -------   --------
                                                         (Dollars in
                                                          Thousands)
Mortgage-backed securities at beginning of period    $66,072   $ 52,970
Purchases                                             15,849     34,811
Repayments                                            (9,765)   (13,670)
Sales                                                     --     (8,123)
Amortizations of premiums and discounts, net              47         84
                                                     -------   --------
Mortgage-backed securities at end of period          $72,203   $ 66,072
                                                     =======   ========
Weighted average yield at end of period                 4.85%      4.75%
                                                     =======   ========

SOURCES OF FUNDS

          GENERAL. Deposits are the primary source of Home Federal Savings and Loan's funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

          DEPOSITS. Deposits are attracted by Home Federal Savings and Loan principally from Caddo Parish and to a lesser extent from Bossier Parish. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

          Home Federal Savings and Loan obtains deposits primarily from residents of Louisiana and particularly Caddo and Bossier Parishes. Home Federal Savings and Loan has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.

          Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. Home Federal Savings and Loan attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

                                                 JUNE 30,
                                   -----------------------------------
                                         2005               2004
                                   ----------------   ----------------
                                    AMOUNT      %      AMOUNT      %
                                   -------   ------   -------   ------
                                          (Dollars in Thousands)
Certificate accounts:
   0.00% - 0.99%                   $   250      .36%  $ 1,846     2.71%
   1.00% - 1.99%                     6,543     9.35    16,642    24.42
   2.00% - 2.99%                    20,564    29.38    11,084    16.27
   3.00% - 3.99%                    12,922    18.46     7,190    10.55
   4.00% - 4.99%                    10,493    14.99     5,911     8.67
   5.00% - 5.99%                     1,941     2.77     4,700     6.90
   6.00% - 6.99%                     1,796     2.57     4,875     7.16
                                   -------   ------   -------   ------
   Total certificate accounts       54,509    77.88    52,248    76.68
                                   -------   ------   -------   ------
Transaction accounts:
   Savings                           4,917     7.02     5,530     8.12
   NOW                               6,825     9.75     6,006     8.82
Money market                         3,744     5.35     4,350     6.38
                                   -------   ------   -------   ------
      Total transaction accounts    15,486    22.12    15,886    23.32
                                   -------   ------   -------   ------
      Total deposits               $69,995   100.00%  $68,134   100.00%
                                   =======   ======   =======   ======

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                YEAR ENDED JUNE 30,
                          ---------------------------------------------------------------
                                       2005                             2004
                          ------------------------------   ------------------------------
                          AVERAGE   INTEREST    AVERAGE    AVERAGE   INTEREST    AVERAGE
                          BALANCE    EXPENSE   RATE PAID   BALANCE    EXPENSE   RATE PAID
                          -------   --------   ---------   -------   --------   ---------
                                               (Dollars in Thousands)
Savings                   $ 5,368    $   27       .50%     $ 5,387    $   27       .49%
NOW                         6,041        13       .22        5,557        12       .22
Money market                4,129        17       .41        4,531        18       .41
Certificates of deposit    53,335     1,710      3.21       53,899     1,811      3.36
                          -------    ------      ----      -------    ------      ----
   Total deposits         $68,873    $1,767      2.57%     $69,374    $1,868      2.69%
                          =======    ======      ====      =======    ======      ====

          The following table shows our savings flows during the periods indicated.

                                           YEAR ENDED JUNE 30,
                                           -------------------
                                              2005      2004
                                            -------   -------
                                              (In Thousands)
Total deposits at beginning of period       $68,134   $71,390
Net deposits (withdrawals)                      805    (4,363)
Interest credited                             1,056     1,107
                                            -------   -------
   Total increase (decrease) in deposits    $ 1,861   $(3,256)
                                            =======   =======

          The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2005.

                                             BALANCE AT JUNE 30, 2005
                                    MATURING IN THE 12 MONTHS ENDING JUNE 30,
                                -------------------------------------------------
CERTIFICATES OF DEPOSIT           2006      2007     2008    THEREAFTER    TOTAL
-----------------------         -------   -------   ------   ----------   -------
                                                  (In Thousands)
Less than 2.00%                 $ 6,559   $   222   $    1     $   11     $ 6,793
2.00% - 2.99%                    12,635     6,895      441        593      20,564
3.00% - 3.99%                     4,779     1,635    3,069      3,439      12,922
4.00% - 4.99%                       920     2,624    1,298      5,651      10,493
5.00% - 5.99%                       378     1,563       --         --       1,941
6.00% - 6.99%                     1,796        --       --         --       1,796
                                -------   -------   ------     ------     -------
   Total certificate accounts   $27,067   $12,939   $4,809     $9,694     $54,509
                                =======   =======   ======     ======     =======

          The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2005 by time remaining to maturity.

                                                   WEIGHTED
QUARTER ENDING:                         AMOUNT   AVERAGE RATE
---------------                         ------   ------------
                                             (Dollars in
                                              Thousands)
September 30, 2005                      $1,048       3.89%
December 31, 2005                          869       2.62
March 31, 2006                             507       4.23
June 30, 2006                              610       4.12
After June 30, 2006                      2,112       3.71
                                        ------       ----
   Total certificates of deposit with
      balances of $100,000 or more      $5,146       3.67%
                                        ======       ====

          BORROWINGS. Home Federal Savings and Loan may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

          As of June 30, 2005, Home Federal Savings and Loan was permitted to borrow up to an aggregate total of $85 million from the Federal Home Loan Bank of Dallas. Home Federal Savings and Loan had $8.2 million and $9.7 million of Federal Home Loan Bank advances outstanding at June 30, 2005 and 2004, respectively.

          The following table shows certain information regarding our borrowings at or for the dates indicated:

                                           AT OR FOR THE YEAR
                                             ENDED JUNE 30,
                                           ------------------
                                             2005      2004
                                            ------   -------
                                               (Dollars in
                                               Thousands)
FHLB advances:
   Average balance outstanding              $8,471   $ 9,527
   Maximum amount outstanding at any
      month-end during the period           $9,541   $10,193
   Balance outstanding at end of period     $8,224   $ 9,748
   Average interest rate during the
      period                                  3.10%     3.09%
   Weighted average interest rate at end
      of period                               3.24%     3.12%

          At June 30, 2005, $2.8 million of the Home Federal Savings and Loan's borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.2% at June 30, 2005.

SUBSIDIARIES

          At June 30, 2005, Home Federal Savings and Loan had one subsidiary, Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

TOTAL EMPLOYEES

          Home Federal Savings and Loan had 19 full-time employees and no part-time employee at June 30, 2005. None of these employees are represented by a collective bargaining agent, and Home Federal Savings and Loan believes that it enjoys good relations with its personnel.

MARKET AREA

          Home Federal Savings and Loan's primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish. Shreveport is the Parish Seat for Caddo Parrish. Home Federal Savings and Loan's operating strategy is based on strong community service.

          Home Federal Savings and Loan's primary market area is suburban in nature, as indicated by the population density of Caddo and Bossier Parishes. Shreveport is the largest population center in the regional market area served by Home Federal Savings and Loan. Services, wholesale/retail trade, manufacturing, casino gaming and government constitute the basis of a fairly diversified local economy. Competition for financial services in our primary market area is intense.

COMPETITION

          Home Federal Savings and Loan faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, Home Federal Savings and Loan faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. Home Federal Savings and Loan does not rely upon any individual group or entity for a material portion of its deposits. The ability of Home Federal Savings and Loan to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

          Home Federal Savings and Loan's competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. Home Federal Savings and Loan competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

                                   REGULATION

          Set forth below is a brief description of certain laws relating to the regulation of Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

GENERAL

          Home Federal Savings and Loan, as a federally chartered savings and loan association, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Home Federal Savings and Loan also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Home Federal Savings and Loan to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

          Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Home Federal Mutual Holding Company, Home Federal Bancorp and Home Federal Savings and Loan and their operations.

REGULATION OF HOME FEDERAL BANCORP, INC. AND HOME FEDERAL MUTUAL HOLDING COMPANY

          HOLDING COMPANY ACQUISITIONS. Home Federal Bancorp and Home Federal Mutual Holding Company are savings and loan holding companies under the Home Owners' Loan Act, and are registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

          The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

          HOLDING COMPANY ACTIVITIES. Home Federal Bancorp and Home Federal Mutual Holding Company operate as unitary savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Savings and Loan must notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

          WAIVERS OF DIVIDENDS BY HOME FEDERAL MUTUAL HOLDING COMPANY. It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies. Office of Thrift Supervision regulations require Home Federal Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of any dividends. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Home Federal Mutual Holding Company notified the Office of Thrift Supervision of its intent to waive dividends paid by Home Federal Bancorp during the fiscal year ended June 30, 2006. Under Office of Thrift Supervision regulations, public stockholders would not be diluted because of any dividends waived by Home Federal Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Home Federal Mutual Holding Company converts to stock form.

          FEDERAL SECURITIES LAWS. Home Federal Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and our plan of stock issuance, we have agreed to maintain such registration for a minimum of three years following the reorganization in January 2005.

          SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

          Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

          The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the Securities and Exchange Commission, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the Securities and Exchange Commission reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION

          GENERAL. As the primary federal regulator of Home Federal Savings and Loan, the Office of Thrift Supervision has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Federal Savings and Loan is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation.

          The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

          INSURANCE OF ACCOUNTS. The deposits of Home Federal Savings and Loan are insured to the maximum extent permitted by the SAIF and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

          SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital- "well capitalized," "adequately capitalized," and "undercapitalized." These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, such as Home Federal Saving and Loan, to 27 basis points for undercapitalized institutions with substantial supervisory concern.

          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2005 was .0142% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

         The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Savings and Loan, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Savings and Loan's deposit insurance.

          REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a "tangible capital requirement," a "leverage capital requirement" and "a risk-based capital requirement." The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

          Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

          - tangible capital requirement - "tangible" capital equal to at least 1.5% of adjusted total assets;

          - leverage capital requirement - "core" capital equal to at least 3.0% of adjusted total assets; and

          - risk-based capital requirement - "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.

          Core capital generally consists of common stockholders' equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Savings and Loan had no intangible assets at June 30, 2005. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Savings and Loan's regulatory capital.

          In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

          Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

          At June 30, 2005, Home Federal Savings and Loan exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 24.2%, 24.2% and 91.6%, respectively.

          Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

          PROMPT CORRECTIVE ACTION. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

                                            TOTAL               TIER 1              TIER 1
       CAPITAL CATEGORY              RISK-BASED CAPITAL   RISK-BASED CAPITAL   LEVERAGE CAPITAL
       ----------------              ------------------   ------------------   ----------------
Well capitalized .................      10% or more           6% or more          5% or more
Adequately capitalized ...........       8% or more           4% or more          4% or more
Undercapitalized .................      Less than 8%         Less than 4%        Less than 4%
Significantly undercapitalized ...      Less than 6%         Less than 3%        Less than 3%

          In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

          An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

          At June 30, 2005, Home Federal Savings and Loan was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

          The table below sets forth Home Federal Savings and Loan's capital position relative to its regulatory capital requirements at June 30, 2005.

                                                                     TO BE WELL
                                                REQUIRED FOR     CAPITALIZED UNDER      EXCESS OVER
                                              CAPITAL ADEQUACY   PROMPT CORRECTIVE   WELL-CAPITALIZED
                                 ACTUAL           PURPOSES       ACTION PROVISIONS      PROVISIONS
                            ---------------   ----------------   -----------------   ----------------
                             AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO      AMOUNT   RATIO
                            -------   -----    ------   -----     ------   -----     -------   -----
                                                      (Dollars in Thousands)
Total risk-based capital    $26,588   91.56%   $2,323   8.00%     $2,904   10.00%    $23,684   89.08%
Tier 1 risk-based capital    26,353   90.76     1,161   4.00       1,742    6.00      24,611   93.39
Tier 1 leverage Capital      26,353   24.20     4,356   4.00       5,445    5.00      20,908   79.34

          CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift

Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

          QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

          Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a "business operations test" and a "60 percent assets test," each defined in the Internal Revenue Code.

          If the savings institution fails to maintain its QTL status, the holding company's activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution's failure to meet the QTL test.

          Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

     - Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

     - Establishing any new branch office unless allowable for a national bank; and

     -    Paying dividends unless allowable for a national bank.

          Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

     - Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

          At June 30, 2005, the qualified thrift investments of Home Federal Savings and Loan were approximately 100.0% of its portfolio assets.

          AFFILIATE TRANSACTION RESTRICTIONS. Federal laws strictly limit the ability of savings institutions to engage in transactions with their affiliates, including their savings and loan holding companies. Except for certain exceptions set forth in the Office of Thrift Supervision regulations, a savings association must comply with sections 23A and 23B of the Federal Reserve Act and Regulation W which implements those statutory provisions. Those statutory and regulatory provisions apply to transactions between a subsidiary institution and its parent company or the non-savings institution subsidiaries of the savings and loan holding company and are limited to 10% of a savings institution's capital and surplus and, with respect to such parent company and all such non-savings institution subsidiaries, to an aggregate of 20% of the savings institution's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a savings institution and its affiliates be on terms as favorable to the savings institution as transactions with non-affiliates. Home Federal Savings and Loan believes that all transactions between it and its affiliates at June 30, 2005 were on terms as favorable to it as its transactions with non-affiliates.

          PRIVACY REQUIREMENTS OF THE GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

          ANTI-MONEY LAUNDERING. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT
Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act's provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

          FEDERAL HOME LOAN BANK SYSTEM. Home Federal Savings and Loan is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At June 30, 2005, Home Federal Savings and Loan had $8.2 million of Federal Home Loan Bank advances.

          As a member, Home Federal Savings and Loan is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2005, Home Federal Savings and Loan had $631,800 in Federal Home Loan Bank stock, which was in compliance with this requirement.

          The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

          FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At June 30, 2004 Home Federal Savings and Loan had met its reserve requirement.

                                    TAXATION

FEDERAL TAXATION

          GENERAL. Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Savings and Loan's federal and state income tax returns for taxable years through December 31, 2001 have been closed for purposes of examination by the Internal Revenue Service or the Louisiana Department of Revenue. As a result, all tax returns through that date may no longer be audited by either tax authority.

          METHOD OF ACCOUNTING. For federal income tax purposes, Home Federal Savings and Loan reports income and expenses on the accrual method of accounting and used a December 31 tax year in 2004 for filing its federal income tax return and has transitioned to a June 30 tax year in 2005.

          BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Home Federal Savings and Loan was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

          TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Home Federal Savings and Loan failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Home Federal Savings and Loan make certain non-dividend distributions or cease to maintain a bank charter.

          At June 30, 2005, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Savings and Loan for which no federal income tax provisions have been made.

          ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Home Federal Savings and Loan has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Home Federal Savings and Loan has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

          NET OPERATING LOSS CARRYOVERS. For net operating losses in tax years beginning before August 6, 1997, Home Federal Savings and Loan may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At June 30, 2005, Home Federal Savings and Loan had no net operating loss carry forwards for federal income tax purposes.

          CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Savings and Loan as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

STATE TAXATION

          Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, "Louisiana taxable income" means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Savings and Loan will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

          (a)  20% of our capitalized earnings, plus

          (b)  80% of our taxable stockholders' equity, minus

          (c)  50% of our real and personal property assessment

          Various items may also be subtracted in calculating a company's capitalized earnings.

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTIES

          At June 30, 2005, Home Federal Savings and Loan conducted its business from its headquarters office located in Shreveport, Louisiana and two full service branch offices.

          The following table sets forth certain information relating to Home Federal Savings and Loan's offices at June 30, 2005.

                                       NET BOOK
                                        VALUE      AMOUNT OF
DESCRIPTION/ADDRESS   LEASED/OWNED   OF PROPERTY    DEPOSITS
-------------------   ------------   -----------   ---------
                                          (In Thousands)
Building                Owned            $166       $31,501
624 Market Street
Shreveport, LA

Building/ATM            Owned(1)            3        28,396
6363 Youree Dr.
Shreveport, LA

Building/ATM            Owned             169        13,869
8990 Mansfield Rd.
Shreveport, LA

----------
(1) The building is owned by Home Federal Savings and Loan but the land is subject to an operating lease which expires November 30, 2008.

ITEM 3. LEGAL PROCEEDINGS

          Home Federal Bancorp and Home Federal Savings and Loan are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The information required herein, to the extent applicable, is incorporated by reference from page [2] of Home Federal's 2005 Annual Report to Shareholders filed as Exhibit 13 hereto ("2005 Annual Report").

          The Registrant did not have any equity compensation plans or individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2005.

(b) Not applicable.

(c) Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The information required herein is incorporated by reference from pages 4 TO 13 of the 2005 Annual Report.

ITEM 7. FINANCIAL STATEMENTS

          The information required herein is incorporated by reference from pages 14 TO 48 of the 2005 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

          The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(c) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon the evaluation and the corrective actions discussed above, the Chief Executive officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

          Not applicable

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables present information concerning the nominees for director, and our continuing directors, all of whom also serve as directors of Home Federal Savings and Loan Association. The indicated period of service as a director includes service as a director of Home Federal Savings and Loan Association prior to the organization of Home Federal Bancorp in 2005. No director, executive officer or nominee for director is related to any other director or executive officer by blood, marriage or adoption, except Daniel Herndon and David Herndon III who are brothers and Sidney York and Amos Wedgeworth Jr., who are brothers-in-law. Ages are reflected as of June 30, 2005.

           NOMINEES FOR DIRECTOR FOR THREE-YEAR TERMS EXPIRING IN 2008

                                  Position with Home Federal Bancorp and       Director
        Name           Age   Principal Occupation During the Past Five Years     Since
        ----           ---   -----------------------------------------------   --------
David A. Herndon III    68   Director. Retired geologist.                        1998

Woodus K. Humphrey      65   Director. Insurance executive, Woodus Humphrey      2001
                             Insurance, Inc., Shreveport, Louisiana.

Sidney D. York          77   Director. Retired as Chairman of Home Federal       1977
                             Savings and Loan in January 1998 and as
                             President in September 1993.

MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE

                      DIRECTORS WHOSE TERMS EXPIRE IN 2006

                                     Position with Home Federal Bancorp and       Director
          Name            Age   Principal Occupation During the Past Five Years     Since
          ----            ---   -----------------------------------------------   --------
Henry M. Hearne            65   Director. Self employed in the fields of            2000
                                investments and farming.

Clyde D. Patterson         63   Director. Executive Vice President of Home          1990
                                Federal Savings and Loan and Home Federal
                                Bancorp since September 1993 and January 2005,
                                respectively.

Amos L. Wedgeworth, Jr.    79   Director. Retired physician.                        1980

                      DIRECTORS WHOSE TERMS EXPIRE IN 2007

                                    Position with Home Federal Bancorp and       Director
         Name            Age   Principal Occupation During the Past Five Years     Since
         ----            ---   -----------------------------------------------   --------
Walter T. Colquitt III    60   Director. Dentist, Shreveport, Louisiana.           1993

Daniel R. Herndon         65   Chairman of the Board of Directors of Home          1980
                               Federal Savings and Loan since January 1998.
                               President and Chief Executive Officer of Home
                               Federal Savings and Loan since September 1993.
                               Chairman, President and Chief Executive Officer
                               of Home Federal Bancorp since 2005.

Scott D. Lawrence         59   Director. President of Southwestern Wholesale,      1994
                               Shreveport, Louisiana since 1980.

EXECUTIVE OFFICER WHO IS NOT ALSO A DIRECTOR

          DeNell W. Mitchell, age 49 years, has served as the Vice President and Senior Lending Officer of Home Federal Savings and Loan since 1993 and Secretary-Treasurer since 2004. Ms. Mitchell has served as Vice President and Corporate Secretary of Home Federal Bancorp since 2005.

AUDIT COMMITTEE

          The Board of Directors of Home Federal Bancorp has established an Audit Committee consisting of Messrs. Hearne, Lawrence and David Herndon. The Audit Committee reviews with management and the independent registered public accounting firm the systems of internal control, reviews the annual financial statements, including the Form 10-KSB and monitors Home Federal Bancorp's adherence in accounting and financial reporting to generally accepted accounting principles. The Audit Committee is comprised of three directors who are independent directors as defined in the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission, except for David Herndon, who is the brother of Daniel Herndon. The Board of Directors has determined that no members of the Audit Committee meet the qualifications established for an audit committee financial expert in the regulations of the Securities and Exchange Commission. The Audit Committee met one time in fiscal 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Home Federal Bancorp's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish Home Federal Bancorp with copies of all Section 16(a) forms they file. We know of no person who owns 10% or more of our common stock other than Home Federal Mutual Holding Company.

          Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended June 30, 2005, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

          Home Federal Bancorp had adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers and employees of Home Federal Bancorp and Home Federal Savings and Loan. A copy of the Code of Ethics may be obtained without charge upon request made to Clyde D. Patterson, Home Federal Bancorp, Inc., 624 Market Street, Shreveport, Louisiana 71101.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth a summary of certain information concerning the compensation paid by Home Federal Savings and Loan (including amounts deferred to future periods by the officers) for services rendered in all capacities during the fiscal years ended June 30, 2005 and 2004 to the President and Chief Executive Officer and the other executive officer of Home Federal Savings and Loan during fiscal 2005 whose salary plus bonus exceeded $100,000. Home Federal Bancorp has not paid separate cash compensation to its officers and directors.

                                                    ANNUAL COMPENSATION(1)
                                           FISCAL   ----------------------       OTHER
       NAME AND PRINCIPAL POSITION          YEAR       SALARY     BONUS      COMPENSATION
       ---------------------------         ------     --------   -------     ------------
Daniel R. Herndon                           2005      $130,350   $13,035      $17,703(2)
   President and Chief Executive Officer    2004       128,304    12,665       16,798

Clyde D. Patterson                          2005      $103,700   $10,370      $15,944(2)
   Executive Vice President                 2004       102,085    10,070       14,625

----------
(1) Annual compensation does not include amounts attributable to other miscellaneous benefits received by Mr. Herndon. The costs to Home Federal Savings and Loan of providing such benefits during fiscal 2004 did not exceed 10% of the total salary and bonus paid to or accrued for the benefit of the individual executive officer.

(2) Includes contributions by Home Federal Savings and Loan of $8,603 and $6,844 to the accounts of Messrs. Herndon and Patterson, respectively, under the Home Federal Savings and Loan 401(k) Plan during fiscal 2005 and $9,100 in directors' fees paid to each individual during fiscal 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth as of October 12, 2005, certain information as to the common stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors of Home Federal Bancorp,
(iii) certain executive officers of Home Federal Bancorp; and (iv) all directors and executive officers of Home Federal Bancorp as a group.

                                                         AMOUNT AND NATURE OF
            NAME OF BENEFICIAL OWNER OR               BENEFICIAL OWNERSHIP AS OF    PERCENT OF
             NUMBER OF PERSONS IN GROUP                  OCTOBER 12, 2005(1)       COMMON STOCK
---------------------------------------------------   --------------------------   ------------
Home Federal Mutual Holding Company of Louisiana...         2,135,375                 60.0%
   624 Market Street
   Shreveport, Louisiana 71101
Directors:
   Walter T. Colquitt III..........................             3,089(2)                *
   Henry M. Hearne.................................            17,989(2)(3)             *
   Daniel R. Herndon...............................            35,430(2)(4)            1.0
   David A. Herndon III............................            21,989(2)(5)             *
   Woodus K. Humphrey..............................            12,989(2)                *
   Scott D. Lawrence...............................            12,989(2)(6)             *
   Clyde D. Patterson..............................            14,300(2)(7)             *
   Amos L. Wedgeworth, Jr..........................             3,989(2)                *
   Sidney D. York..................................             4,489(2)                *

All Directors and Executive Officers
   as a Group (10 persons).........................           116,640(2)               2.2%

----------
*    Represents less than 1% of our outstanding common stock.

(1) Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2) Includes a total of 49,815 shares over which the directors and executive officers as a group (10 persons) have voting power which have been granted pursuant to the 2005 Recognition and Retention Plan and are held in the associated trust. Individually, each director has been allocated 2,989 of such shares and Messrs. Daniel Herndon and Clyde Patterson have been allocated 17,430 and 9,300 shares, respectively.

(3) Includes 5,000 shares held by Mr. Hearne's spouse and 10,000 shares held by the Grand Bend Investments LLC, of which Mr. Hearne is a principal.

(4) Includes 5,000 shares held in Home Federal Savings and Loan Association's 401(k) Plan for the benefit of Mr. Herndon and 13,000 shares held by Herndon Investment Company LLC over which Mr. Herndon disclaims beneficial ownership except with respect to his 50% ownership interest therein.

(5) Includes 13,000 shares held by Herndon Investment Company LLC, of which Mr. Herndon is a 50% owner, and over which he disclaims beneficial ownership except with respect to his pecuniary interest therein.

(6)  Includes 5,000 shares held in Mr. Lawrence's individual retirement account.

(7) The 5,000 shares are held in Home Federal Savings and Loan Association's 401(k) Plan for the benefit of Mr. Patterson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In accordance with applicable federal laws and regulations, Home Federal Savings and Loan offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

ITEM 13. EXHIBITS

          (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2005 Annual Report:

               Report of Independent Registered Public Accountants.

               Consolidated Balance Sheets as of June 30, 2005 and June 30,
               2004.

               Consolidated Statements of Income for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004.

               Notes to Consolidated Financial Statements.

          The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

NO.    EXHIBITS                                                                 LOCATION
----   --------                                                                 --------
3.1    Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana         (1)
3.2    Bylaws of Home Federal Bancorp, Inc. of Louisiana                        (1)
4.0    Stock Certificate of Home Federal Bancorp, Inc. of Louisiana             (1)
10.1   Home Federal Bancorp, Inc. of Louisiana 2002 Stock Option Plan           (2)
10.2   Home Federal Bancorp, Inc. of Louisiana 2002 Recognition and Retention   (2)
       Plan and Trust Agreement
13.0   Annual Report to Stockholders                                            Filed
                                                                                Herewith
31.1   Certification of Chief Executive Officer Pursuant to Rules 13a-14 and    Filed
       15d-14 of the Securities and Exchange Act of 1934 and Section 302 of     Herewith
       the Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer Pursuant to Rules 13a-14 and    Filed
       15d-14 of the Securities Exchange Act of 1934 and Section 302 of the     Herewith
       Sarbanes-Oxley Act of 2002
32.0   Certifications Pursuant Section 906 of the Sarbanes-Oxley Act of 2002    Filed
       (18 U.S.C. 1350)                                                         Herewith

----------
(1) Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (File No. 333-119026).

(2)  Incorporated herein by reference from Home Federal Bancorp's Definitive
     Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth the aggregate fees paid by us to LaPorte Sehrt Romig & Hand for professional services rendered by LaPorte Sehrt Romig & Hand in connection with the audit of Home Federal Bancorp's consolidated financial statements for fiscal 2005 and 2004, as well as the fees paid by us to LaPorte Sehrt

Romig & Hand for audit-related services, tax services and all other services rendered by LaPorte Sehrt Romig & Hand to us during fiscal 2005 and 2004.

                                                             YEAR ENDED JUNE 30,
                                                             -------------------
                                                                2005      2004
                                                              -------   -------
Audit fees (1) ...........................................    $53,070   $72,005
Audit-related fees .......................................         --        --
Tax fees .................................................         --        --
All other fees ...........................................         --        --
                                                              -------   -------
   Total .................................................    $53,070   $72,005
                                                              =======   =======

----------
(1) Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission. Audit fees for fiscal 2005 include fees incurred in connection with the provision of a comfort letter for our initial public offering prospectus.

          The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Home Federal Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee's charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

          Each new engagement of LaPorte Sehrt Romig & Hand was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission's rules.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: October 12, 2005


                                        BY: /s/ Daniel R. Herndon
                                            ------------------------------------
                                            Daniel R. Herndon
                                            Chairman, President, and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                          TITLE                     DATE
--------------------------   -----------------------------   ----------------


/s/ Daniel R. Herndon
--------------------------
Daniel R. Herndon            Chairman of the Board,          October 12, 2005
                             President and Chief Executive
                             Officer


/s/ Walter T. Colquitt III
--------------------------
Walter T. Colquitt III       Director                        October 12, 2005


/s/ David A. Herndon III
--------------------------
David A. Herndon III         Director                        October 12, 2005


/s/ Scott D. Lawrence
--------------------------
Scott D. Lawrence            Director                        October 12, 2005


/s/ Sidney D. York
--------------------------
Sidney D. York               Director                        October 12, 2005


/s/ Clyde D. Patterson
--------------------------
Clyde D. Patterson           Director and Executive Vice     October 12, 2005
                             President (Principal
                             Financial and Accounting
                             Officer)


/s/ Henry M. Hearne
--------------------------
Henry M. Hearne              Director                        October 12, 2005

           NAME                          TITLE                     DATE
--------------------------   -----------------------------   ----------------


/s/ Woodus K. Humphrey
--------------------------
Woodus K. Humphrey           Director                        October 12, 2005


/s/ Amos L. Wedgeworth Jr.
--------------------------
Amos L. Wedgeworth Jr.       Director                        October 12, 2005