Form 10KSB/A
period 2005-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-10-21
CIK 1302901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A



                                 Amendment No.1


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

     (1)  Portions of the Annual Report to Shareholders are incorporated into
          Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                EXPLANATORY NOTE



      This Amendment No. 1 on Form 10-KSB/A ("Amendment"), amends Item 13 of the Annual Report on Form 10-KSB of Home Federal Bancorp, Inc. of Louisiana (the "Company") for the fiscal year ended June 30, 2005, which was originally filed on October 12, 2005 (the "Original Filing"). This Amendment is being filed solely to correct a typographical error in the Company's Consolidated Statements of Changes in Stockholders' Equity on page 18 of the 2005 Annual Report to Shareholders, previously filed as Exhibit 13.0 to the Original Filing.

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

               Consolidated Statements of Income for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004.

               Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004.

               Notes to Consolidated Financial Statements.

          The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:


NO.    EXHIBITS                                                                 LOCATION
----   --------                                                                 --------
3.1    Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana         (1)
3.2    Bylaws of Home Federal Bancorp, Inc. of Louisiana                        (1)
4.0    Stock Certificate of Home Federal Bancorp, Inc. of Louisiana             (1)
10.1   Home Federal Bancorp, Inc. of Louisiana 2002 Stock Option Plan           (2)
10.2   Home Federal Bancorp, Inc. of Louisiana 2002 Recognition and Retention   (2)
       Plan and Trust Agreement
13.0   Annual Report to Stockholders                                            Filed
                                                                                Herewith
31.1   Certification of Chief Executive Officer Pursuant to Rules 13a-14 and    Filed
       15d-14 of the Securities and Exchange Act of 1934 and Section 302 of     Herewith
       the Sarbanes-Oxley Act of 2002
31.2   Certification of Chief Financial Officer Pursuant to Rules 13a-14 and    Filed
       15d-14 of the Securities Exchange Act of 1934 and Section 302 of the     Herewith
       Sarbanes-Oxley Act of 2002
32.0   Certifications Pursuant Section 906 of the Sarbanes-Oxley Act of 2002    (3)
       (18 U.S.C. 1350)


----------
(1) Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (File No. 333-119026).

(2)  Incorporated herein by reference from Home Federal Bancorp's Definitive
     Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).


(3) Incorporated herein by reference from Home Federal Bancorp's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the SEC on October 12, 2005.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOME FEDERAL BANCORP, INC. OF LOUISIANA


Date: October 20, 2005




                                        BY: /s/ Clyde D. Patterson
                                            ------------------------------------
                                            Clyde D. Patterson
                                            Executive Vice President