Form 10QSB
period 2005-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2005-11-14
CIK 1302901

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-QSB

                                (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2005
                               ___________________________

                                   OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ____________ to _______________


Commission File Number:  000-51117
                       ________________

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA
______________________________________________________________________________
   (Exact name of small business issuer as specified in its charter)


         Federal                                       86-1127166
______________________________________     ___________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes  X   No
                    -----   -----

     Indicate by check mark whether the registrant is a shell company filer
(as defined in Rule 12b-2 of the Exchange Act)    Yes      No   X
                                                     ----     -----

     Shares of common stock, par value $.01 per share, outstanding as of November 14, 2005: The registrant had 3,558,958 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,423,583 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes      No   X
                                                         ----    -----

                              INDEX

                                                                         Page

PART I   -   FINANCIAL INFORMATION

Item 1:      Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition................ 1

             Consolidated Statements of Income............................. 2

             Consolidated Statements of Changes in Stockholders' Equity.... 3

             Consolidated Statements of Cash Flows......................... 4

             Notes to Consolidated Financial Statements.................... 6

Item 2:      Management's Discussion and Analysis or Plan of Operation.... 11

Item 3:      Controls and Procedures...................................... 16

PART II  -   OTHER INFORMATION

Item 1:      Legal Proceedings............................................ 17

Item 2:      Unrestricted Sales of Equity Securities and Use of Proceeds.. 17

Item 3:      Defaults upon Senior Securities.............................. 17

Item 4:      Submission of Matters to a Vote of Security Holders.......... 17

Item 5:      Other information............................................ 17

Item 6:      Exhibits..................................................... 17


SIGNATURES



                    HOME FEDERAL BANCORP, INC. OF LOUISIANA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  September 30,     June 30,
                                                      2005            2005
                                                   (Unaudited)      (Audited)
                                                  -------------  ------------
ASSETS

Cash and Cash Equivalents                        $ 12,680,995   $  9,292,489
Securities Available-for-Sale                      74,794,600     75,760,424
Securities Held-to-Maturity                         1,544,616      1,612,657
Loans Held-for-Sale                                   526,200         70,000
Loans Receivable, Net                              19,532,176     23,575,037
Accrued Interest Receivable                           413,044        435,534
Premises and Equipment, Net                           962,404        524,755
Deferred Tax Asset                                    246,218             --
Other Assets                                           47,297         59,936
                                                  -----------    -----------
    Total Assets                                 $110,747,550   $111,330,832
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                       $ 71,297,483   $ 69,995,056
  Advances from Borrowers for Taxes and Insurance     236,594        170,037
  Advances from Federal Home Loan Bank of Dallas    7,550,871      8,224,459
  Deferred Tax Liability                                   --        186,118
  Other Accrued Expenses and Liabilities              520,116        323,688
                                                  -----------    -----------
    Total Liabilities                              79,605,064     78,899,358
                                                  -----------    -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
   par value authorized; 3,558,958 shares issued
   at September 30, 2005 and June 30, 2005,
   respectively                                        14,236         14,236
  Additional paid-in capital                       13,398,030     13,391,061
  Retained Earnings - Partially Restricted         19,954,083     19,827,439
  Unallocated Shares held by ESOP                  (1,096,443)    (1,110,683)
  Unearned RRP Trust Stock                           (654,040)            --
  Accumulated Other Comprehensive (Loss) Income      (473,380)       309,421
                                                  -----------    -----------
    Total Stockholders' Equity                     31,142,486     32,431,474
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $110,747,550   $111,330,832
                                                  ===========    ===========


See accompanying notes to consolidated financial statements.



                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                      Three Months Ended
                                                          September 30,
                                                 --------------------------
                                                      2005            2004
                                                 -----------     ----------
INTEREST INCOME
 Loans, Including Fees                          $   384,524    $    381,119
 Investment Securities                               60,822          20,448
 Mortgage-Backed Securities                         891,725         781,403
 Other Interest-Earning Assets                       42,709          10,369
                                                  ---------       ---------
     Total Interest Income                        1,379,780       1,193,339
                                                  ---------       ---------

INTEREST EXPENSE
 Deposits                                           489,741         439,759
 Federal Home Loan Bank Borrowings                   62,970          69,703
                                                  ---------       ---------
     Total Interest Expense                         552,711         509,462
                                                  ---------       ---------
     Net Interest Income                            827,069         683,877
                                                  ---------       ---------
PROVISION FOR LOAN LOSSES                                --              --
                                                  ---------       ---------
     Net Interest Income after
      Provision for Loan Losses                     827,069         683,877
                                                  ---------       ---------
NON-INTEREST INCOME
 Gain on Sale of Loans                                4,079           4,338
 Gain on Sale of Investments                         52,209              --
 Other Income                                         7,661           6,444
                                                  ---------       ---------
        Total Non-Interest Income                    63,949          10,782
                                                  ---------       ---------
NON-INTEREST EXPENSE
 Compensation and Benefits                          351,718         330,842
 Occupancy and Equipment                             43,949          42,851
 Data Processing                                     20,184          16,491
 Audit and Professional Fees                         74,907          25,815
 Other Expense                                      100,562          69,732
                                                  ---------       ---------
        Total Non-Interest Expense                  591,320         485,731
                                                  ---------       ---------
        Income Before Income Taxes                  299,698         208,928

PROVISION FOR INCOME TAX EXPENSE                    101,875          70,805
                                                  ---------       ---------
        Net Income                              $   197,823    $    138,123
                                                  =========       =========
        INCOME PER COMMON SHARE:
             Basic                              $       .06             n/a
                                                  =========
             Diluted                            $       .06             n/a
                                                  =========


See accompanying notes to consolidated financial statements.



                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                         Unearned                  Accumulated
                                               Additional    Unearned       RRP                       Other         Total
                                                 Paid-in       ESOP        Trust      Retained    Comprehensive   Stockholders'
                                Common Stock     Capital      Stock        Stock      Earnings    Income (Loss)     Equity
                                ------------   ----------    --------    --------     --------    -------------   -------------
BALANCE - JUNE 30, 2004            $    --    $        --  $        --  $      --   $18,977,541   $(1,668,388)    $17,309,153

Net Income                              --             --           --         --       138,123            --         138,123
Other Comprehensive Income:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net Tax Effects             --             --           --         --            --     1,695,004       1,695,004
                                ------------   ----------    ---------   --------    ----------    ----------      ----------

BALANCE - SEPTEMBER 30, 2004       $    --    $        --  $        --  $      --   $19,115,664   $    26,616     $19,142,280
                                ============   ==========    =========   ========    ==========    ==========      ==========

BALANCE - JUNE 30, 2005            $14,236    $13,391,061  $(1,110,683) $      --   $19,827,439   $   309,421     $32,431,474

Net Income                              --             --           --         --       197,823            --         197,823
Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net of Tax Effects          --             --           --         --            --      (782,801)       (782,801)

Purchase of Common Stock for RRP
  Trust                                 --             --           --   (654,040)           --            --        (654,040)

Stock Options Vested                    --          7,396           --         --            --            --           7,396

ESOP Compensation Earned                --           (427)      14,240         --            --            --          13,813

Dividends Declared                      --                          --         --       (71,179)           --         (71,179)
                                ------------   ----------    ---------   --------    ----------    ----------      ----------

BALANCE - SEPTEMBER 30, 2005       $14,236    $13,398,030  $(1,096,443) $(654,040)  $19,954,083   $  (473,380)    $31,142,486
                                ============   ==========    =========   ========    ==========    ==========      ==========















See accompanying notes to consolidated financial statements.




                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                                 ------------------------
                                                                    2005          2004
                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $ 197,823     $ 138,123
 Adjustments to Reconcile Net Income to Net
  Cash (Used in) Provided by Operating Activities
    Net Amortization and Accretion on Securities                   (24,244)       19,556
    Gain on Sale of Investments                                    (52,209)           --
    Amortization of Deferred Loan Fees                             (11,837)      (10,483)
    Depreciation of Premises and Equipment                          15,588        10,318
    ESOP Expense                                                    13,813            --
    Stock Option Expense                                             7,396            --
    Recognition and Retention Plan Expense                          16,189            --
    Deferred Income Tax                                             (2,515)           --
    Changes in Assets and Liabilities
      Loans Held-for-Sale - Originations                          (456,200)      107,500
      Accrued Interest Receivable                                   22,490       121,720
      Other Operating Assets                                        16,470      (154,238)
      Other Operating Liabilities                                  149,849        (3,006)
                                                                 ---------      --------
       Net Cash (Used in) Provided by Operating Activities        (107,387)      229,490
                                                                 ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections    4,050,665       561,120
Deferred Loan Fees Collected                                         4,033         1,351
Acquisition of Premises and Equipment                             (453,237)      (49,709)
Activity in Available-for-Sale Securities:
  Proceeds from Sales of Securities                              3,378,017            --
  Principal Payments on Mortgage-backed Securities               2,913,023            --
  Purchases of Securities                                       (6,434,826)   (1,863,313)
Activity in Held-to-Maturity Securities
  Proceeds from Redemption or Maturity of Investments                   --       270,000
  Principal Payments on Mortgage-Backed Securities                  68,041        96,471
                                                                 ---------     ---------
       Net Cash Provided by (Used in) Investing Activities       3,525,716      (984,080)
                                                                 ---------     ---------




See accompanying notes to consolidated financial statements.




                HOME FEDERAL BANCORP, INC. OF LOUISIANA

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)

                                                               Three Months Ended
                                                                   September 31,
                                                            ------------------------
                                                                2005         2004
                                                            -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                                   1,302,427    1,341,774
  Repayments of Advances from Federal Home Loan Bank          (673,588)    (623,541)
  Net Increase in Mortgage-Escrow Funds                         66,557       68,755
  Dividends Paid                                               (71,179)          --
  Acquisition of Stock for Recognition and Retention Plan     (654,040)          --
                                                             ---------    ---------

       Net Cash (Used in) Provided by Financing Activities      (29,823)    786,988
                                                             ----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,388,506      32,398

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                                   9,292,489   4,342,125
                                                             ----------   ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  12,680,995  $4,374,523
                                                             ==========   =========
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest Paid on Deposits and Borrowed Funds            $     526,078  $  503,280
  Income Taxes Paid                                                  --      70,000
  Market Value Adjustment for (Loss) Gain on Securities
    Available-for-Sale                                       (1,186,062)  2,568,186



See accompanying notes to consolidated financial statements.













                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2005, is not necessarily indicative of the results which may be expected for the entire fiscal year.

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


                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Securities

The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments in nonmarketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities. Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities. Investments in securities not classified as trading or held-to-maturity are classified as available-for-sale.

Trading account and available-for-sale securities are carried at fair value. Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Association to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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


                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those, which are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

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


                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      NET INCOME PER COMMON SHARE

Basic and diluted net income per common share was $.06 and $.06 respectively, at September 30, 2005. Net income per common share at September 30, 2004, is not applicable since the Association had not completed its reorganization to stock form as of that date.

3.      CONVERSION TO STOCK FORM OF OWNERSHIP

On April 14, 2004, the Board of Directors of the Association unanimously adopted the Plan of Reorganization and the Plan of Stock Issuance (together, the "Plan"). Pursuant to the Plan, on January 18, 2005, the Association converted to a stock savings and loan association as the successor to the Association in its mutual form and organized Home Federal Bancorp, Inc. of Louisiana (the "Company") as a federally-chartered corporation that owns 100% of the common stock of the Association. The Association organized Home Federal Mutual Holding Company of Louisiana (the "Mutual Holding Company") as a federally-chartered mutual holding company that acquired 60% of the Common Stock of the Company. The Company sold 1,423,583 shares of Common Stock in a subscription and community offering. In addition to the shares of the Company which it owns, the Mutual Holding Company was capitalized with $100,000 in cash.

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

The shares of common stock sold in the public offering represent a minority ownership of the estimated pro forma market value of the Association as determined by an independent appraisal. The Mutual Holding Company is the majority owner of the Company.

4.      RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totals 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced. At September 30, 2005, the Company had purchased 66,400 shares at an aggregate cost of $654,040.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned. In the case of death or disability of the recipient or a change in control of the Company, however, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.



                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The present cost associated with the Recognition Plan is based on a share price of $9.85, which represents the market price of the Company's stock on August 18, 2005, the date on which the Recognition Plan shares were granted. The cost is being recognized over five years.

5.      STOCK OPTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the "Option Plan") for the benefit of directors, officers, and other key employees. The aggregate number of shares of common stock reserved for the issuance under the Option Plan totaled 174,389. Both incentive stock options and non-qualified stock options may be granted under the Option Plan.

On August 18, 2005, the Company granted 174,389 options to directors and key employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee's employment or service as a director is terminated. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).



























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

Critical Accounting Policies

     The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies. Provisions for loan losses are based upon management's periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to represent all known and inherent losses in the portfolio that are both probable and reasonably estimable. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Discussion of Financial Condition Changes from June 30, 2005 to September 30,
2005
-----------------------------------------------------------------------------

At September 30, 2005, total assets amounted to $110.7 million compared to $111.3 million at June 30, 2004, a decrease of approximately $600,000, or 0.5%. This decrease was primarily due to a decrease in loans receivable of approximately $4.0 million, or 17.1%, and a decrease of investment securities of $1.0 million, or 1.3%. These decreases were offset by the Association's purchase of land for a proposed future branch site and an increase in cash and cash equivalents. Premises and equipment, net, amounted to $962,404 at September 30, 2005, compared to $524,755 at June 30, 2005, an increase of $437,649, or 83.4%. Cash and cash equivalents at September 30, 2005 amounted to $12.7 million, compared to $9.3 million at June 30, 2005, an increase of $3.4 million, or 36.6%.

Securities available-for-sale decreased $1.0 million, or 1.3%, from a balance of $75.8 million at June 30, 2005, compared to $74.8 million at September 30, 2005. This decrease was due primarily to securities sold during the quarter ended September 30, 2005, principal paydowns on mortgage-backed securities, and the decrease in the fair value of securities available-for-sale. Securities held-to-maturity decreased $68,041, or 4.2% for the three months ended September 30, 2005 compared to securities held-to-maturity at June 30, 2005, primarily due to maturities and principal payments.






    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



The Company's total liabilities amounted to $79.6 million at September 30, 2005, an increase of approximately $700,000, or 0.9%, compared to total liabilities of $78.9 million at June 30, 2005. The primary reason for the increase in liabilities was due to the $1.3 million increase of customers' deposits due to normal deposits inflow. This increase was offset by a decrease of $673,588, or 8.2%, in advances in Federal Home Loan Bank of Dallas.

Equity decreased $1.3 million, or 4.0% to $31.1 million at September 30, 2005 compared to $32.4 million at June 30, 2005. This decrease was primarily the result of the purchase of 66,400 shares of common stock at a cost of $654,040 for the Company's Recognition and Retention Plan, and from unrealized losses on securities available-for-sale, net of applicable tax effect, of $782,801. These decreases were offset by the recognition of net income of $197,823 for the three months ended September 30, 2005.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2005, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2005 and 2004
---------------------------------------------------------------------------

General
-------

Net income amounted to $197,823 for the three months ended September 30, 2005 compared to $138,123 for the same period in 2004, an increase of $59,700, or 43.2%. The increase was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income taxes.

Net Interest Income
-------------------

Net interest income for the three months ended September 30, 2005, was $827,069, an increase of $143,192 in comparison to the three months ended September 30, 2004. This increase was due primarily to the increase in interest income earned from investment securities and interest earning deposits maintained at the Federal Home Loan Bank of Dallas as a result of the investment of the proceeds received from the paydowns of loans receivable and the investment of the net proceeds associated with the Company's stock issuance.

The Company's average interest rate spread was 2.31% for the three months ended September 30, 2005, compared to 2.38% for the three months ended September 30, 2004. The Company's net interest margin was 3.06% for the three months ended September 30, 2005, compared to 2.88% for the three months ended September 30, 2004. The increase in net interest income and net interest margin is attributable primarily to the investment of the net proceeds from the Company's stock issuance which occurred in January 2005.

Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal's loan portfolio, no provisions for loan losses were made during the three months ended September 30, 2005 or 2004. The Association's allowance for loan losses was $235,000, or 1% of total loans, at September 30, 2005 and at September 30, 2004. Home Federal did not have any non-performing loans at September 30, 2005 or 2004. There can be no


    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $63,949 for the three months ended September 30, 2005, compared to $10,782 for the same period in 2004. The increase was primarily due to the recognition of $52,209 in gains from investment securities sold during the quarter ended September 30, 2005.

Non-interest Expense
--------------------

Total non-interest expense increased $105,589, or 21.7%, for the three months ended September 30, 2005 compared to the prior year period. The increase was primarily due to an increase of $20,876, or 6.3%, in compensation and benefits expense, an increase of $49,092, or 190.2%, in audit and professional fees, and an increase of $30,830, or 44.2%, in other expense.

The increase in compensation and benefits expenses was a result of the Company's recognition of expense associated with the vested amount of stock options granted by the Company during the quarter ended September 30, 2005, as well as the expense associated with the Company's awards pursuant to the Recognition and Retention Plan also granted during the quarter ended September 30, 2005. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $7,396 and $16,189, respectively, for the three months ended September 30, 2005.

The increase in audit and professional fees was due primarily to an increase in legal expense recognized by the Company during the quarter ended September 30, 2005. The increase in legal expense is attributable to services associated with the Company's various filings with the Securities and Exchange Commission and review of the Company's Stock Option and Recognition and Retention Plans.

The increase in other expense was due primarily to the recognition during the quarter ended September 30, 2005 of fees paid to the Company's registrar and transfer agent, and the Company's recognition of Louisiana franchise tax.

Income Taxes
------------

Income taxes amounted to $101,875 and $70,805 for the three months ended September 30, 2005 and 2004, respectively, resulting in effective tax rates of 34.0% and 33.9%, respectively. The increase in income taxes for the three months ended September 30, 2005, was due to increased income before income taxes.

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

Home Federal Savings and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal


    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)




repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2,841,121 at September 30, 2005.

A significant portion of Home Federal Savings and Loan's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Home Federal Savings and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At September 30, 2005, Home Federal Savings and Loan had $7.6 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2005, Home Federal Savings and Loan had outstanding loan commitments of $2.8 million to originate loans. At September 30, 2005, certificates of deposit scheduled to mature in less than one year, totaled $29.7 million.

Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. Home Federal Savings and Loan intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Savings and Loan intends to sell its securities classified as available-for-sale as needed.

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2005, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 24.34%, 24.34% and 93.71%, respectively.

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

Off-Balance Sheet Arrangements
------------------------------

At September 30, 2005, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices
---------------------------------------

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating


    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



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




























ITEM 3.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission's rules and forms. There has been no change in the Association's internal control over financial reporting during the Association's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Association's internal control over financial reporting.





























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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 10, 2005, the Company held a Special Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of June 20, 2005, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

                                             For       Against     Abstain
                                          ---------    -------     -------

1.  To adopt the 2005 Stock Option Plan   2,876,200    201,455      6,600

2.  To adopt the 2005 Recognition and
    Retention Plan and Trust Agreement    2,875,700    201,955      6,600


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this report:


          No.          Description
          -------      -----------------------------------------------

          31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Executive Officer

          31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Financial Officer

          32.0         Certification Pursuant to 18 U.S.C Section 1350

















                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 14, 2005           By:  /s/ Daniel R. Herndon
        -----------------                --------------------------------
                                         Daniel R. Herndon
                                         President and Chief Executive Officer


Date:   November 14, 2005           By:  /s/ Clyde D. Patterson
        -----------------                --------------------------------
                                         Clyde D. Patterson
                                         Executive Vice President
                                         (principal financial officer)