Form 10QSB
period 2005-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2006-02-13
CIK 1302901

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2005
                              ________________________________________________


                                  OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________


Commission File Number:  000-51117
                         ________________________


                 HOME FEDERAL BANCORP, INC. OF LOUISIANA
______________________________________________________________________________
     (Exact name of small business issuer as specified in its charter)



            Federal                                       86-1127166
____________________________________        __________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



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

     Indicate by check mark whether the registrant is a shell company filer
(as defined in Rule 12b-2 of the Exchange Act)   Yes [ ]  No [X]

     Shares of common stock, par value $.01 per share, outstanding as of February 10, 2006: The registrant had 3,558,958 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,423,583 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes  [ ] No [X]

                                   INDEX

                                                                         Page
                                                                         ----

PART I  -  FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition...............  1

           Consolidated Statements of Income............................  2

           Consolidated Statements of Changes in Stockholders' Equity...  3

           Consolidated Statements of Cash Flows........................  4

           Notes to Consolidated Financial Statements...................  6

Item 2:    Management's Discussion and Analysis or Plan of Operation.... 11

Item 3:    Controls and Procedures...................................... 16

PART II -  OTHER INFORMATION

Item 1:    Legal Proceedings............................................ 17

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds.. 17

Item 3:    Defaults Upon Senior Securities.............................. 17

Item 4:    Submission of Matters to a Vote of Security Holders.......... 17

Item 5:    Other information............................................ 17

Item 6:    Exhibits..................................................... 17

SIGNATURES


                    HOME FEDERAL BANCORP, INC. OF LOUISIANA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      December 31,    June 30,
                                                          2005          2005
                                                      ------------ ------------
                                                       (Unaudited)   (Audited)
ASSETS

Cash and Cash Equivalents                             $ 11,988,336 $  9,292,489
Securities Available-for-Sale                           78,959,801   75,760,424
Securities Held-to-Maturity                              1,507,222    1,612,657
Loans Held-for-Sale                                             --       70,000
Loans Receivable, Net                                   18,100,347   23,575,037
Accrued Interest Receivable                                428,159      435,534
Premises and Equipment, Net                                960,742      524,755
Deferred Tax Asset                                         758,286           --
Other Assets                                                67,430       59,936
                                                       -----------  -----------

      Total Assets                                    $112,770,323 $111,330,832
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                            $ 72,330,200 $ 69,995,056
  Advances from Borrowers for Taxes and Insurance           72,357      170,037
  Advances from Federal Home Loan Bank of Dallas         9,881,751    8,224,459
  Deferred Tax Liability                                        --      186,118
  Other Accrued Expenses and Liabilities                   265,834      323,688
                                                        ----------   ----------

      Total Liabilities                               $ 82,550,142 $ 78,899,358
                                                        ==========   ==========

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
   par value authorized; 3,558,958 shares issued and
   outstanding at December 31, 2005 and June 30,
   2005, respectively                                       14,236       14,236
  Additional paid-in capital                            13,411,824   13,391,061
  Retained Earnings - Partially Restricted              20,038,873   19,827,439
  Unallocated Shares held by ESOP                       (1,082,203)  (1,110,683)
  Unearned RRP Trust Stock                                (654,040)          --
  Accumulated Other Comprehensive (Loss) Income         (1,508,509)     309,421
                                                       -----------  -----------

      Total Stockholders' Equity                        30,220,181   32,431,474
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $112,770,323 $111,330,832
                                                       ===========  ===========


See accompanying notes to consolidated financial statements.

                         HOME FEDERAL BANCORP, INC. OF LOUISIANA

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

                                    For the Three Months Ended   For the Six Months Ended
                                            December 31,               December 31,
                                    --------------------------   ------------------------
                                         2005         2004            2005        2004
                                    ---------    -------------   ---------   ------------
INTEREST INCOME
 Loans, Including Fees             $  339,562   $  383,304      $  724,086  $  764,423
 Investment Securities                 80,230       26,647         141,052      47,095
 Mortgage-Backed Securities           892,532      786,259       1,784,257   1,567,662
 Other Interest-Earning Assets         57,350       20,359         100,059      30,728
                                    ---------    ---------       ---------   ---------
     Total Interest Income          1,369,674    1,216,569       2,749,454   2,409,908
                                    ---------    ---------       ---------   ---------

INTEREST EXPENSE
 Deposits                             517,483      444,729       1,007,224     884,488
 Federal Home Loan Bank Borrowings     58,576       67,845         121,546     137,548
                                    ---------    ---------       ---------   ---------
     Total Interest Expense           576,059      512,574       1,128,770   1,022,036
                                    ---------    ---------       ---------   ---------
     Net Interest Income              793,615      703,995       1,620,684   1,387,872
                                    ---------    ---------       ---------   ---------

PROVISION FOR LOAN LOSSES                  --           --              --          --
                                    ---------    ---------       ---------   ---------

     Net Interest Income after
       Provision for Loan Losses      793,615      703,995       1,620,684   1,387,872
                                    ---------    ---------       ---------   ---------

NON-INTEREST INCOME
 Gain on Sale of Loans                 11,086        4,915          15,165       9,253
 Gain on Sale of Investments               --           --          52,209          --
 Other Income                          17,629        6,942          25,290      13,386
                                    ---------    ---------       ---------   ---------
         Total Non-Interest Income     28,715       11,857          92,664      22,639
                                    ---------    ---------       ---------   ---------

NON-INTEREST EXPENSE
 Compensation and Benefits            372,493      335,605         724,211     666,448
 Occupancy and Equipment               44,317       45,752          88,266      88,603
 Data Processing                       18,162       16,709          38,346      33,200
 Audit and Other Professional Fees     76,469       39,740         151,376      65,555
 Advertising                           13,800       22,837          27,600      35,467
 Deposit Insurance Premiums             2,429        2,470           4,835       4,999
 Other Expense                         63,827       57,314         148,183     111,887
                                    ---------    ---------       ---------   ---------
         Total Non-Interest Expense   591,497      520,427       1,182,817   1,006,159
                                    ---------    ---------       ---------   ---------
         Income Before Income Taxes   230,833      195,425         530,531     404,352

PROVISION FOR INCOME TAX EXPENSE       74,864       66,251         176,739     137,056
                                    ---------    ---------       ---------   ---------
         Net Income                $  155,969   $  129,174      $  353,792  $  267,296
                                    =========    =========       =========   =========
         EARNINGS PER SHARE:
              Basic                $  0.05         n/a          $  0.10        n/a
                                      ====                         ====
              Diluted              $  0.05         n/a          $  0.10        n/a
                                      ====                         ====
         DIVIDENDS DECLARED        $  0.05         n/a          $  0.10        n/a

See accompanying notes to consolidated financial statements.

                             HOME FEDERAL BANCORP, INC. OF LOUISIANA

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                       Unearned                    Accumulated
                                              Additional   Unearned       RRP                        Other          Total
                                     Common     Paid-in      ESOP        Trust       Retained     Comprehensive  Stockholders'
                                      Stock     Capital      Stock       Stock       Earnings     Income (Loss)    Equity
                                   ---------  ----------  ---------    ---------    -----------  --------------- -------------
BALANCE - JUNE 30, 2004             $  --     $  --       $  --         $  --       $18,977,541  $(1,668,388)    $17,309,153

Net Income                             --        --          --            --           267,296     --               267,296
Other Comprehensive Income:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net Tax Effects            --        --          --            --         --           1,562,395       1,562,395
                                   ---------  ----------  ---------    ---------    -----------  --------------- -------------
   Total Comprehensive Income          --        --          --            --         --            --             1,829,691
                                   ---------  ----------  ---------    ---------    -----------  --------------- -------------

BALANCE - DECEMBER 31, 2004         $  --     $  --       $  --         $  --       $19,244,837  $  (105,993)    $19,138,844
                                   =========  ==========  ===========  =========    ===========  =============== =============

BALANCE - JUNE 30, 2005             $14,236   $13,391,061 $(1,110,683)  $  --       $19,827,439  $   309,421     $32,431,474

Net Income                             --        --          --            --           353,792     --               353,792
Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
    for-Sale, Net of Tax Effects       --        --          --            --         --          (1,817,930)     (1,817,930)

Purchase of Common Stock for RRP
 Trust                                 --        --          --          (654,040)    --            --              (654,040)

Stock Options Vested                   --          23,220    --            --         --            --                23,220

ESOP Compensation Earned               --          (2,457)     28,480      --         --            --                26,023

Dividends Declared                     --        --          --            --          (142,358)    --              (142,358)
                                   ---------  ----------  ---------    ---------    -----------  --------------- -------------

BALANCE - DECEMBER 31, 2005         $14,236   $13,411,824 $(1,082,203)  $(654,040)  $20,038,873  $(1,508,509)    $30,220,181
                                   =========  ==========  ===========  =========    ===========  =============== =============










See accompanying notes to consolidated financial statements.

                         HOME FEDERAL BANCORP, INC. OF LOUISIANA

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                                  --------------------
                                                                     2005         2004
                                                                  -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                    $  353,792   $  267,296
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
    Net Amortization and Accretion on Securities                  (39,407)      36,658
    Gain on Sale of Investments                                   (52,209)          --
    Amortization of Deferred Loan Fees                            (25,943)     (24,163)
    Depreciation of Premises and Equipment                         31,654       25,370
    ESOP Expense                                                   26,023           --
    Stock Option Expense                                           23,220           --
    Recognition and Retention Plan Expense                         51,809           --
    Deferred Income Tax (Benefit)                                  (7,895)          --
    Changes in Assets and Liabilities
      Loans Held-for-Sale - Originations                           70,000      107,500
      Accrued Interest Receivable                                   7,375       14,768
      Other Operating Assets                                       (7,494)      (9,162)
      Other Operating Liabilities                                (109,663)     (73,252)
                                                                  -------      -------

       Net Cash Provided by Operating Activities                  321,262      345,015
                                                                  -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections   5,487,437      498,755
Deferred Loan Fees Collected                                       13,196        4,950
Acquisition of Premises and Equipment                            (467,641)     (49,709)
Activity in Available-for-Sale Securities:
  Proceeds from Sales of Securities                             3,378,017           --
  Principal Payments on Mortgage-backed Securities              6,109,741      904,743
  Purchases of Securities                                     (15,349,958)  (1,877,000)
Activity in Held-to-Maturity Securities:
  Proceeds from Redemption or Maturity of Investments                  --      541,600
  Principal Payments on Mortgage-Backed Securities                105,435      429,560
  Purchases                                                            --     (220,403)
                                                                  -------      -------

       Net Cash (Used in) Provided by Investing Activities       (723,773)     232,496
                                                                  -------      -------

See accompanying notes to consolidated financial statements.


                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)

                                                            Six Months Ended
                                                               December 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                               $ 2,335,144 $   937,548
 Increase in Stock Purchase Deposit Escrow Account               --  12,947,055
 Payments for Costs Associated with Stock Conversion             --    (322,940)
 Proceeds from Federal Home Loan Bank Advances            3,025,000          --
 Repayments of Advances from Federal Home Loan Bank      (1,367,708  (1,252,005)
 Net Decrease in Mortgage-Escrow Funds                      (97,680)   (206,715)
 Dividends Paid                                            (142,358)         --
 Acquisition of Stock for Recognition and Retention Plan   (654,040)         --
                                                         ----------  ----------

       Net Cash Provided by Financing Activities          3,098,358  12,102,943
                                                         ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,695,847  12,680,454

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                                9,292,489   4,342,125
                                                         ----------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $11,988,336 $17,022,579
                                                         ==========  ==========
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest Paid on Deposits and Borrowed Funds           $ 1,124,617 $ 1,031,087
 Income Taxes Paid                                          188,160     135,000
 Market Value Adjustment for (Loss) Gain on Securities
  Available-for-Sale                                     (2,754,441)  2,367,263




See accompanying notes to consolidated financial statements.










               HOME FEDERAL BANCORP, INC. OF LOUISIANA

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2005, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2006.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

               HOME FEDERAL BANCORP, INC. OF LOUISIANA

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share were calculated as follows:

                                            Three Months Ended December 31,
                                                         2005
                                            -------------------------------
                                                  Basic        Diluted
                                            ------------       ------------
    Net Income                                   155,969         155,969
    Weighted average shares outstanding        3,382,957       3,382,957
    Effect of unvested common stock awards            --              --(1)
                                               ---------       ---------
    Adjusted weighted average shares used in
     Earnings per share computation            3,382,957       3,382,957
                                               ---------       ---------

    Earnings per share                          $0.05           $0.05
                                                 ====            ====


                                             Six Months Ended December 31,
                                                         2005
                                             ----------------------------
                                                  Basic        Diluted
                                             -----------       ----------
    Net Income                                   353,792         353,792
    Weighted average shares outstanding        3,407,154       3,407,154
    Effect of unvested common stock awards            --              --(1)
                                               ---------       ---------
    Adjusted weighted average shares used in
     Earnings per share computation            3,407,154       3,407,154
                                               ---------       ---------

    Earnings per share                          $0.10           $0.10
                                                 ====            ====
_________________
(1) Unvested common stock awards had no impact on diluted earnings per share because the options exercise price was greater than the average market value price of the common shares.

No common shares of the Company were outstanding during the three or six months ended December 31, 2004.

3.      RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totals 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a


               HOME FEDERAL BANCORP, INC. OF LOUISIANA

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


contra equity account. As the shares are distributed, the contra equity account will be reduced. At December 31, 2005, the Company had purchased 66,400 shares at an aggregate cost of $654,000.

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

4.      STOCK OPTION PLAN

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








ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

General

The Company was formed by the Association in connection with the Association's reorganization and commenced operations on January 18, 2005. The Company's results of operations are primarily dependent on the results of the Association, its wholly owned subsidiary. The Association's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses and loan sale activities. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2005 to
December 31, 2005
---------------------------------------------------------------

At December 31, 2005, total assets amounted to $112.8 million compared to $111.3 million at June 30, 2005, an increase of approximately $1.5 million, or 1.3%. The increase in assets was due primarily to the increase in cash and cash equivalents of $2.7 million, to $12.0 million, at December 31, 2005 compared to $9.3 million at June 30, 2005, as well as a $3.1 million, or 4.0%, increase in investment securities at December 31, 2005 compared to June 30, 2005. These increases were offset by a decrease in loans receivable, net of $5.5 million, or 23.5%, from $23.6 million at June 30, 2005 to $18.1 million at December 31, 2005. The decrease in loans receivable was primarily a result of loan prepayments during the six months ended December 31, 2005, as well as continuing reduction of loans originated in our primary market area.

Securities available-for-sale increased $3.4 million, or 4.5%, from a balance of $75.8 million at June 30, 2005, compared to $78.9 million at December 31, 2005. This increase was due primarily to the purchase of $15.3 million of available for sale securities, net of $6.1 million of principal payments, $3.3 million of available for sale securities sold, and a decrease in the fair value of $2.8 million. Securities held-to-maturity decreased $105,000, or 6.5% for the six months ended December 31, 2005 compared to securities held-to-maturity at June 30, 2005, primarily due to maturities and principal payments.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The Company's total liabilities amounted to $82.6 million at December 31, 2005, an increase of approximately $3.7 million, or 4.6%, compared to total liabilities of $78.9 million at June 30, 2005. The primary reason for the increase in liabilities was due to the $2.3 million, or 3.3%, increase of customers' deposits due to normal deposits inflow. Deposits increased from $70.0 million at June 30, 2005 to $72.3 million at December 31, 2005. Advances from the Federal Home Loan Bank of Dallas increased $1.7 million, or 20.2%, from $8.2 million at June 30, 2005, to $9.9 million at December 31, 2005.

Shareholders' equity decreased $2.2 million to $30.2 million, or 26.8% of total assets, at December 31, 2005 compared to $32.4 million, or 29.1% of total assets, at June 30, 2005. The primary reasons for the decrease in shareholders' equity from June 30, 2005, were a decrease in the Company's accumulated other comprehensive income (loss) of $1.8 million, and the acquisition of 66,400 shares of the Company's stock at a cost of $654,000 for its Recognition and Retention Plan, and dividends of $142,000 paid during the six months ended December 31, 2005. These decreases in shareholders' equity were offset by the recognition of net income of $354,000 for the six months ended December 31, 2005.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2005, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month
Periods Ended December 31, 2005 and 2004
-----------------------------------------------------------

General
-------

Net income amounted to $156,000 for the three months ended
December 31, 2005 compared to $129,000 for the same period in 2004, an increase of $27,000, or 20.7%. The increase was primarily due o increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income taxes.

For the six months ended December 31, 2005, net income amounted to $354,000, an increase of $86,000, or 32.4%, as compared to the $267,000 in net income, reported for the six months ended December 31, 2004. The increase was primarily due to increases in net interest income of $233,000, or 16.8%, for the six months ended December 31, 2005, partially offset by a $177,000, or 17.6%, increase in non-interest expense.

Net Interest Income
-------------------

Net interest income for the three months ended December 31, 2005, was $794,000, an increase of $90,000, or 12.7%, in comparison to the three months ended December 31, 2004. This increase was due primarily to the increase in interest income earned from investment securities and interest earning deposits maintained at the Federal Home Loan Bank of Dallas as a result of the investment of the proceeds received from the paydowns of loans receivable and the investment of the net proceeds associated with the Company's stock issuance. The increase in net interest income was partially offset by a $71,000, or 13.7% increase in non-interest expenses.

Net interest income for the six months ended December 31, 2005 was $1.6 million, an increase of $233,000, or 16.8%. The increase in net-interest income was attributable primarily to an increase in average interest-earning assets as a result of the investment of the net proceeds associated with the Company's stock issuance which occurred in January 2005.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The Company's average interest rate spread was 2.17% and 2.21% for the three and six months ended December 31, 2005, respectively, compared to 2.34% and 2.41% for the three and six months ended December 31, 2004. The Company's net interest margin was 2.95% and 2.99% for the three and six months ended December 31, 2005, compared to 2.89% and 2.90% for the three and six months ended December 31, 2004.

Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal's loan portfolio, no provisions for loan losses were made during the three and six months ended December 31, 2005 or 2004. The Association's allowance for loan losses was $235,000, or 1.28% of total loans, at December 31, 2005 compared to $235,000, or 1.04% of total loans at December 31, 2004. Home Federal did not have any non-performing loans at December 31, 2005 or 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $29,000 for the three months ended December 31, 2005, compared to $12,000 for the same period in 2004. The increase was primarily due to an increase of $6,000 in gain on sale of loans and an increase of approximately $10,000 on fees generated from deposit accounts. Total non-interest income amounted to $93,000 for the six months ended December 31, 2005, compared to $23,000 for the same period in 2004. The increase was primarily due to the recognition of $52,000 in gains from investment securities sold during the six months ended December 31, 2005.

Non-interest Expense
--------------------

Total non-interest expense increased $71,000, or 13.7%, for the three months ended December 31, 2005 compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $37,000, or 11.0%, over the prior year period and an increase in audit and other professional fees of $37,000, or 92.4%.

Total non-interest expense increased $177,000, or 17.6% for the six months ended December 31, 2005, compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $58,000, or 8.7%, over the prior year period and an increase in audit and other professional fees of $86,000, or 131.0%, over the prior year period.

The increase in compensation and benefits expenses was a result of the Company's recognition of expense associated with the stock options granted by the Company during the quarter ended September 30, 2005, as well as the expense associated with the Company's awards pursuant to the Recognition and Retention Plan also granted during the quarter ended September 30, 2005.
Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,824 and $35,620, respectively, for the three months ended December 31, 2005 and $23,220 and $51,809, respectively for the six months ended December 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The increase in audit and professional fees was due primarily to an increase in legal expense recognized by the Company during the three and six months ended December 31, 2005. The increase in legal expense is attributable to services associated with the Company's various filings with the Securities and Exchange Commission, including the preparation and filing of the Company's initial Form 10-KSB for the year ended June 30, 2005, and review of the Company's Stock Option and Recognition and Retention Plans.

The increase in other expense was due primarily to the recognition during the quarter ended December 31, 2005 of fees paid to the Company's registrar and transfer agent, and the Company's recognition of Louisiana franchise tax.

Income Taxes
------------

Income taxes amounted to $75,000 and $66,000 for the three months ended December 31, 2005 and 2004, respectively, resulting in effective tax rates of 32.4% and 33.9%, respectively. Income taxes amounted to $177,000 and $137,000 for the six months ended December 31, 2005 and 2004, respectively, resulting in effective tax rates of 33.3% and 33.9%, respectively. The increase in income taxes for the three months ended December 31, 2005, was due to increased income before income taxes.

Liquidity and Capital Resources
-------------------------------

The Association maintains levels of liquid assets deemed adequate by management. The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Association also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Association invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. The Association's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $8,656,000 at December 31, 2005.

A significant portion of the Association's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Association's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2005, the Association had $9.9 million in advances from the Federal Home Loan Bank of Dallas.

At December 31, 2005, the Association had outstanding loan commitments of $2.4 million to originate loans. Of that amount, the Association has a loan commitment of $2.4 million for a low income multi-family residential development in Bossier City. Management anticipates that $2.2 million of this commitment will be funded in February 2006. At December 31, 2005, certificates of deposit scheduled to mature in less than one year, totaled $31.9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. The Association intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, the Association intends to sell its securities classified as available-for-sale as needed.

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At December 31, 2005, the Association exceeded each of its capital requirements with ratios of 23.82%, 23.82% and 93.0%, respectively.

In connection with the Association's reorganization to the mutual holding company form of organization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering, which was completed on January 18, 2005 at a price of $10.00 per share. This includes 113,887 shares acquired by the Association's Employee Stock Ownership Plan. On January 18, 2005, the Company invested approximately 50% of the net proceeds from the reorganization in the Association.

Off-Balance Sheet Arrangements
------------------------------

At December 31, 2005, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange
Commission rules.

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

Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


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






















                             PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 2005, the Company held an Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company's Board of Directors. Shareholders of record as of November 4, 2005, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

                                             For      Withhold     Abstain
                                          ---------   --------     -------
1.  To elect three directors for
     a three year term expiring in 2008:

     David A. Herndon III                 3,310,056    32,400       n/a
     Woodus K. Humphrey                   3,310,056    32,400       n/a
     Sidney D. York                       3,310,056    32,400       n/a

2.  To ratify the appointment of the
     Company's independent registered
     public accounting firm:              3,336,256     5,200       1,000

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this report:

     No.    Description
     ----   -----------------------------------------------------------------

     31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

     31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

     32.0   Certification Pursuant to 18 U.S.C Section 1350


                               SIGNATURES
                               ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:   February 13, 2006           By: /s/ Daniel R. Herndon
                                        ------------------------------
                                        Daniel R. Herndon
                                        President and Chief Executive Officer


Date:   February 13, 2006           By: /s/ Clyde D. Patterson
                                        ------------------------------
                                        Clyde D. Patterson
                                        Executive Vice President
                                        (principal financial officer)































