Form 10QSB
period 2006-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2006-05-15
CIK 1302901

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2006
                              ________________________________________________

                                    OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ____________ to _______________


Commission File Number:  000-51117
                       _________________



                   HOME FEDERAL BANCORP, INC. OF LOUISIANA
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)



          Federal                                       86-1127166
__________________________________        ____________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



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

     Shares of common stock, par value $.01 per share, outstanding as of May 15, 2006: The registrant had 3,558,258 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,422,883 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes [ ]  No  [X]

                                   INDEX

                                                                      Page
                                                                      ----
PART I  -  FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition..............  1

           Consolidated Statements of Income...........................  2

           Consolidated Statements of Changes in Stockholders' Equity..  3

           Consolidated Statements of Cash Flows.......................  4

           Notes to Consolidated Financial Statements..................  6

Item 2:    Management's Discussion and Analysis or Plan of Operation... 11

Item 3:    Controls and Procedures..................................... 16

PART II -  OTHER INFORMATION

Item 1:    Legal Proceedings........................................... 17

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds. 17

Item 3:    Defaults Upon Senior Securities............................. 17

Item 4:    Submission of Matters to a Vote of Security Holders......... 17

Item 5:    Other information........................................... 17

Item 6:    Exhibits.................................................... 17

SIGNATURES


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                       March 31,      June 30,
                                                         2006           2005
                                                     -----------  ------------
ASSETS

Cash and Cash Equivalents                          $ 13,201,702   $  9,292,489
Securities Available-for-Sale                        78,237,793     75,760,424
Securities Held-to-Maturity                           1,485,785      1,612,657
Loans Held-for-Sale                                          --         70,000
Loans Receivable, Net                                19,895,240     23,575,037
Accrued Interest Receivable                             416,864        435,534
Premises and Equipment, Net                             966,411        524,755
Deferred Tax Asset                                      885,575             --
Other Assets                                             70,698         59,936
                                                    -----------    -----------

     Total Assets                                  $115,160,268   $111,330,832
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                         $ 75,390,538   $ 69,995,056
  Advances from Borrowers for Taxes and Insurance       157,439        170,037
  Advances from Federal Home Loan Bank of Dallas      9,158,364      8,224,459
  Deferred Tax Liability                                     --        186,118
  Other Accrued Expenses and Liabilities                389,729        323,688
                                                    -----------    -----------

     Total Liabilities                             $ 85,096,070   $ 78,899,358
                                                    ===========    ===========

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
    par value authorized; 3,558,958 shares issued
    at March 31, 2006 and June 30, 2005,
    respectively                                   $     14,236   $     14,236
  Additional paid-in capital                         13,429,188     13,391,061
  Retained Earnings - Partially Restricted           20,095,164     19,827,439
  Treasury Stock, at cost - 700 shares and no
    shares at March 31, 2006 and June 30, 2005,
    respectively                                         (7,000)            --
  Unallocated Shares held by ESOP                    (1,745,383)    (1,110,683)
  Unearned RRP Trust Stock                             (654,040)            --
  Accumulated Other Comprehensive (Loss) Income      (1,067,967)       309,421
                                                    -----------    -----------
     Total Stockholders' Equity                      30,064,198     32,431,474
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $115,160,268   $111,330,832
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                 For the Three Months Ended   For the Nine Months Ended
                                            March 31,                   March 31,
                                  -------------------------   -------------------------
                                        2006        2005            2006        2005
                                     ---------  -----------      ---------   ----------
INTEREST INCOME
 Loans, Including Fees              $  320,877  $ 378,983       $1,044,963  $1,143,406
 Investment Securities                 120,514     49,929          261,566      97,024
 Mortgage-Backed Securities            921,975    790,083        2,706,232   2,357,745
 Other Interest-Earning Assets          50,275     56,821          150,334      87,549
                                     ---------  ---------        ---------   ---------
     Total Interest Income          $1,413,641  1,275,816        4,163,095   3,685,724
                                     ---------  ---------        ---------   ---------

INTEREST EXPENSE
 Deposits                              533,708    435,557        1,540,932   1,320,045
 Federal Home Loan Bank Borrowings      85,609     62,906          207,155     200,454
                                     ---------  ---------        ---------   ---------
     Total Interest Expense            619,317    498,463        1,748,087   1,520,499
                                     ---------  ---------        ---------   ---------
     Net Interest Income               794,324    777,353        2,415,008   2,165,225
                                     ---------  ---------        ---------   ---------

PROVISION FOR LOAN LOSSES                   --         --               --          --
                                     ---------  ---------        ---------   ---------
     Net Interest Income after
      Provision for Loan Losses        794,324    777,353        2,415,008   2,165,225
                                     ---------  ---------        ---------   ---------

NON-INTEREST INCOME
 Gain on Sale of Loans                   1,145      1,121           16,310      10,374
 Gain on Sale of Investments                --         --           52,207          --
 Other Income                           10,411     16,812           35,701      30,198
                                     ---------  ---------        ---------   ---------
     Total Non-Interest Income          11,556     17,933          104,220      40,572
                                     ---------  ---------        ---------   ---------

NON-INTEREST EXPENSE
Compensation and Benefits              382,388    369,465        1,106,599   1,035,913
Occupancy and Equipment                 45,906     48,315          134,172     136,918
Audit and Professional Fees             62,128     55,988          213,504     121,543
Data Processing                         24,340     17,400           62,686      50,600
Deposit Insurance Premiums               2,417      2,483            7,252       7,482
Other Expense                           74,182    127,723          208,565     340,633
                                     ---------  ---------        ---------   ---------
      Total Non-Interest Expense       591,361    565,386        1,774,178   1,571,546
                                     ---------  ---------        ---------   ---------
      Income Before Income Taxes       214,519    229,900          745,050     634,251

PROVISION FOR INCOME TAX EXPENSE        72,813     74,092          249,552     211,148
                                     ---------  ---------        ---------   ---------
      Net Income                       141,706    155,808          495,498     432,103
                                     =========  =========        =========   =========
      EARNINGS PER SHARE:
           Basic                    $     0.04  $    0.05       $     0.15  $     0.12
                                     =========  =========        =========   =========
           Diluted                  $     0.04  $    0.05       $     0.15  $     0.12
                                     =========  =========        =========   =========
      DIVIDENDS DECLARED            $     0.06        n/a       $     0.16         n/a



See accompanying notes to consolidated financial statements.

                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (unaudited)


                                                                                Accumulated
                                                                                   Other
                                         Additional     Unearned                  Compre-     Unearned                Total
                                Common     Paid-in        ESOP       Retained      hensive    RRP Trust  Treasury  Stockholders'
                                 Stock     Capital        Stock      Earnings   Income (Loss)  Stock      Stock       Equity
                                 ------  ----------     ----------   ----------   ----------  -------     -----     ----------
BALANCE - JUNE 30, 2004         $   --      $ --         $ --       $18,977,541  $(1,668,388)    --         --    $ 17,309,153

Net Income                          --        --           --           423,103         --       --         --         423,103
Other Comprehensive Income:
 Changes in Unrealized Gain
 (Loss) on Securities Available-
 for-Sale, Net of Tax Effects       --        --           --               --     1,076,782     --         --       1,076,782

Capitalization of mutual holding
 company ($100,000)                 --     (100,000)       --               --          --       --         --        (100,000)

Issuance of common stock         14,235  13,491,560        --               --          --       --         --      13,505,795

Common stock acquired by ESOP       --        --       (1,138,870)          --          --       --         --      (1,138,870)

ESOP Compensation Earned            --         (285)        14,236          --          --       --         --          13,951
                                 ------  ----------     ----------   ----------   ----------  -------     -----     ----------

BALANCE - MARCH 31, 2005        $14,235 $13,391,275    $(1,124,634) $19,400,644  $  (591,606)    --         --    $ 31,089,914
                                 ======  ==========     ==========   ==========   ==========  =======     =====     ==========

BALANCE - JUNE 30, 2005         $14,236 $13,391,061    $(1,110,683) $19,827,439  $   309,421     --         --    $ 32,431,474

Net Income                          --         --          --           495,498         --       --         --         495,498
Other Comprehensive Income:
 Changes in Unrealized Gain
 (Loss) on Securities
 Available-for-Sale, Net
 Tax Effects                        --         --          --               --    (2,054,804)    --         --      (2,054,804)

ESOP Compensation Earned            --         (573)        42,716          --          --       --         --          42,143

Acquisition of RRP Stock            --         --          --               --          --    (654,040)     --        (654,040)

Dividends Paid                      --         --          --          (227,773)        --       --         --        (227,773)

Stock Options Vested                --       38,700        --               --          --       --         --          38,700

Acquisition Treasury Stock          --         --          --               --          --       --      (7,000)        (7,000)
                                 ------  ----------     ----------   ----------   ----------  -------     -----     ----------

BALANCE - MARCH 31, 2006        $14,236 $13,429,188    $(1,067,967) $20,095,164  $(1,745,383) (654,040)  (7,000)  $ 30,064,198
                                 ======  ==========     ==========   ==========   ==========  ========    =====     ==========






See accompanying notes to consolidated financial statements.


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

            CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                    Nine Months Ended
                                                                         March 31,
                                                                  ---------------------
                                                                    2006          2005
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                   $    495,498  $   423,103
 Adjustments to Reconcile Net Income to Net
   Cash (Used in) Provided by Operating Activities:
    Net Amortization and Accretion on Securities                   (59,615)      37,179
    Gain on Sale of Investments                                    (52,207)         --
    Amortization of Deferred Loan Fees                             (36,162)     (34,223)
    Depreciation of Premises and Equipment                          49,023       35,840
    ESOP Expense                                                    42,143       13,591
    Stock Option Expense                                            38,700
    Recognition and Retention Plan Expense                          86,655
    Deferred Income Tax (Benefit)                                  (13,158)     (12,728)
    Changes in Assets and Liabilities:
      Loans Held-for-Sale - Originations                            70,000      (33,500)
      Accrued Interest Receivable                                   18,670      (12,608)
      Other Operating Assets                                       (10,762)      41,267
      Other Operating Liabilities                                  (20,614)     117,084
                                                                ----------   ----------
        Net Cash Provided by Operating Activities                  608,167      575,005
                                                                ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections    3,702,026      271,716
Deferred Loan Fees Collected                                        13,933       23,632
Acquisition of Premises and Equipment                             (490,679)    (103,478)
Activity in Available-for-Sale Securities:
   Proceeds from Sales of Securities and Principal Payments
     on Mortgage-Backed Securities                              11,841,060      904,793
   Purchases of Securities                                     (17,317,344)  (7,265,222)
Activity in Held-to-Maturity Securities:
   Proceeds from Redemption or Maturity of Investments                  --      541,600
   Principal Payments on Mortgage-Backed Securities                126,872      504,534
   Purchases of Securities                                              --     (220,403)
                                                                ----------   ----------
        Net Cash Used in Investing Activities                   (2,126,732)  (5,342,828)
                                                                ----------   ----------


See accompanying notes to consolidated financial statements.


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

      CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

                                                              Nine Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2006           2005
                                                         ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                $ 5,395,482     $   532,821
Net Proceeds from Sale of Common Stock                           --      13,405,885
Acquisition of ESOP Shares                                       --      (1,138,870)
Proceeds from Federal Home Loan Bank Advances             3,025,000              --
Repayments of Advances from Federal Home Loan Bank       (2,091,095)     (1,885,430)
Net Decrease in Mortgage-Escrow Funds                       (12,598)       (135,868)
Dividends Paid                                             (227,773)             --
Acquisition of Recognition and Retention Plan Stock        (654,040)             --
Acquisition of Treasury Stock                                (7,000)             --
                                                         ----------      ----------

       Net Cash Provided by Financing Activities          5,427,976      10,778,538
                                                         ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 3,909,413       6,010,715

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           9,292,489       4,342,125
                                                         ----------      ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $13,201,902     $10,352,840
                                                         ==========      ==========
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest Paid on Deposits and Borrowed Funds           $ 1,706,747     $ 1,517,382
Income Taxes Paid                                           260,160         136,275
Market Value Adjustment for (Loss) Gain on Securities
 Available-for-Sale                                      (3,113,338)      1,631,487



See accompanying notes to consolidated financial statements.












                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2006.

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


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine months ended March 31, 2006 and 2005 were calculated as follows:

                                            Three Months Ended      Three Months Ended
                                               March 31, 2006         March 31, 2005
                                           ---------------------   --------------------
                                             Basic     Diluted      Basic      Diluted
                                           ---------   ---------   ---------   --------
Net Income                                $  141,706  $  141,706  $  155,808  $  155,808
Weighted average shares outstanding        3,384,039   3,384,039   3,445,071   3,445,071
Effect of unvested common stock awards           --        4,888          --          --
                                           ---------   ---------   ---------   --------
Adjusted weighted average shares used in
  Earnings per share computation           3,384,039   3,388,911   3,445,071   3,445,071
                                           ---------   ---------   ---------   --------

Earnings per share                        $      .04  $      .04  $      .05  $      .05
                                                ====        ====        ====        ====


                                             Nine Months Ended       Nine Months Ended
                                               March 31, 2006          March 31, 2005
                                           ---------------------   --------------------
                                             Basic     Diluted      Basic       Diluted
                                           ---------   ---------   ---------   --------

Net Income                                $  495,498  $  495,498  $  432,103  $  432,103
Weighted average shares outstanding        3,399,449   3,399,449   3,445,071   3,445,071
Effect of unvested common stock awards            --       1,119          --          --
                                           ---------   ---------   ---------   --------
Adjusted weighted average shares used in
  Earnings per share computation           3,399,444   3,400,563   3,445,071   3,445,071
                                           ---------   ---------   ---------   --------

Earnings per share                        $      .15  $      .15   $     .12  $      .12
                                                ====        ====        ====        ====

_________________
(1) During the three and nine months ended March 31, 2005, the Company did not issue and did not have outstanding any dilutive securities.

3.   RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition Plan and Trust Agreement (the "Recognition Plan") as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totals 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced. At March 31, 2006, the Company had purchased 66,400 shares at an aggregate cost of $654,000.


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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

5.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement has had no impact to the interim financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securities financial assets to identify interests that are

                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain prescribed situations. In addition, SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be measured at fair value, if practicable. The FASB recommends that entities should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.





























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

Discussion of Financial Condition Changes from June 30, 2005 to
March 31, 2006
---------------------------------------------------------------

At March 31, 2006, total assets amounted to $115.2 million compared to $111.3 million at June 30, 2005, an increase of approximately $3.8 million, or 3.4%. The increase in assets was due primarily to the increase in cash and cash equivalents of $3.9 million, to $13.2 million, at March 31, 2006 compared to $9.3 million at June 30, 2005, as well as a $2.3 million, or 3.0%, increase in investment securities at March 31, 2006 compared to June 30, 2005. These increases were offset by a decrease in loans receivable, net of $3.7 million, or 15.6%, from $23.6 million at June 30, 2005 to $19.9 million at March 31, 2006. The decrease in loans receivable was primarily a result of loan prepayments during the nine months ended March 31, 2006, as well as continuing reduction of loans originated in our primary market area.

Securities available-for-sale increased $2.5 million, or 3.3%, from a balance of $75.8 million at June 30, 2005, compared to $78.2 million at March 31, 2006. This increase was due primarily to the purchase of $17.3 million of available for sale securities, net of $8.4 million of principal payments, $3.4 million of available for sale securities sold, and a decrease in the fair value of $3.1 million. Securities held-to-maturity decreased $127,000, or 7.9% for the nine months ended March 31, 2006 compared to securities held-to-maturity at June 30, 2005, primarily due to maturities and principal payments.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The Company's total liabilities amounted to $85.1 million at March 31, 2006, an increase of approximately 6.2 million, or 7.9%, compared to total liabilities of $78.9 million at June 30, 2005. The primary reason for the increase in liabilities was due to the $5.4 million, or 7.7%, increase of customers' deposits due to normal deposits inflow. Deposits increased from $70.0 million at June 30, 2005 to $75.4 million at March 31, 2006. Advances from the Federal Home Loan Bank of Dallas increased $1.0 million million, or 11.4%, from $8.2 million at June 30, 2005, to $9.2 million at March 31, 2006.

Shareholders' equity decreased $2.4 million to $30.0 million, or 26.1% of total assets, at March 31, 2006 compared to $32.4 million, or 29.1% of total assets, at June 30, 2005. The primary reasons for the decrease in shareholders' equity from June 30, 2005, were a decrease in the Company's accumulated other comprehensive income (loss) of $2.0 million, and the acquisition of 66,400 shares of the Company's stock at a cost of $654,000 for its recognition and retention plan, and dividends of $228,000 paid during the nine months ended March 31, 2006. These decreases in shareholders' equity were offset by the recognition of net income of $495,000 for the nine months ended March 31, 2006.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2006, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2006 and 2005
--------------------------------------------------------------------

General
-------

Net income amounted to $142,000 for the three months ended March 31, 2006 compared to $156,000 for the same period in 2005, a decrease of $14,000, or 9.1%. The decrease in net income for the quarter resulted primarily from a $26,000, or 4.6%, increase in non-interest expense and a $7,000, or 35.6%, decrease in non-interest income which was partially offset by a $17,000 increase in net interest income.

For the nine months ended March 31, 2006, net income amounted to $495,000, an increase of $72,000, or 17.0%, as compared to the $423,000 in net income, reported for the nine months ended March 31, 2005. The increase in net income for the nine months ended March 31, 2006 was primarily due to a $250,000, or 11.5%, increase in net interest income, and a $63,000, or 153.6%, increase in non-interest income. These increases were partially offset by a $202,000, or 12.9%, increase in non-interest expense.

Net Interest Income
-------------------

Net interest income for the three months ended March 31, 2006, was $794,000, an increase of $17,000, or 2.2%, in comparison to the three months ended March 31, 2005. This increase was due primarily to the increase in interest income earned from investment securities and interest earning deposits maintained at the Federal Home Loan Bank of Dallas as a result of the investment of the proceeds received from the paydowns of loans receivable and the investment of the net proceeds associated with the Company's stock issuance. The increase in net interest income was partially offset by a $26,000, or 4.6% increase in non-interest expenses.

Net interest income for the nine months ended March 31, 2006 was $2.4 million, an increase of $250,000, or 11.5%. The increase in net-interest income was attributable primarily to an increase in average interest-earning assets as a result of the investment of the net proceeds associated with the Company's stock issuance which occurred in January 2005.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The Company's average interest rate spread was 2.14% and 2.19% for the three and nine months ended March 31, 2006, respectively, compared to 2.29% and 2.36% for the three and nine months ended March 31, 2005. The Company's net interest margin was 2.91% and 2.97% for the three and nine months ended March 31, 2006, compared to 2.91% and 2.90% for the three and nine months ended March 31, 2005.

Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal's loan portfolio, no provisions for loan losses were made during the three and nine months ended March 31, 2006 or 2005. The Association's allowance for loan losses was $235,000, or 1.0% of total loans, at March 31, 2006 compared to $235,000, or 1.0% of total loans at March 31, 2005. Home Federal did not have any non-performing loans at March 31, 2006 or 2005. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $11,000 for the three months ended March 31, 2006, compared to $18,000 for the same period in 2005. The decrease was primarily due to a decrease of approximately $3,000 on fees generated from deposit accounts. Total non-interest income amounted to $104,000 for the nine months ended March 31, 2006, compared to $41,000 for the same period in 2005. The increase was primarily due to the recognition of $52,000 in gains from investment securities sold during the nine months ended March 31, 2006.

Non-interest Expense
--------------------

Total non-interest expense increased $26,000, or 4.6%, for the three months ended March 31, 2006 compared to the prior year period. The increase in non-interest expense was primarily attributable to an increase in compensation and benefits expense of $13,000, or 3.5%, for the three months ended March 31, 2006 compared to the prior year period, and an increase in data processing expense of $7,000, or 39.9%, over the prior year period. The increase in data processing expense was primarily a result of fees incurred by the Company during the third quarter ended March 31, 2006 pertaining to the implementation of its on-line banking service.

Total non-interest expense increased $202,000, or 12.8% for the nine months ended March 31, 2006, compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $71,000, or 6.8%, over the prior year period and an increase in audit and other professional fees of $92,000, or 75.7%, over the prior year period. The increase in compensation and benefits expense is attributable primarily to costs associated with the Company's stock option plan, recognition and retention plan, and employee stock ownership plan. The stock option and recognition and retention plans were adopted in August 2005. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,000 and $35,000, respectively, for the three months ended March 31, 2006 and $39,000 and $87,000, respectively for the nine months ended March 31, 2006. The increase in audit and other professional fees was attributable primarily to costs incurred with the Company's preparation and filing of its initial Form 10-KSB for the year ended June 30, 2005.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



The increase in other expense was due primarily to the recognition during the nine months ended March 31, 2006 of fees paid to the Company's registrar and transfer agent, and the Company's recognition of Louisiana franchise tax.

Income Taxes
------------

Income taxes amounted to $73,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively, resulting in effective tax rates of 33.9% and 32.2%, respectively. Income taxes amounted to $250,000 and $211,000 for the nine months ended March 31, 2006 and 2005, respectively, resulting in effective tax rates of 33.5% and 33.3%, respectively. The decrease in income taxes for the three months ended March 31, 2006, was due to decreased income before income taxes.

Liquidity and Capital Resources
-------------------------------

The Association maintains levels of liquid assets deemed adequate by management. The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Association also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Association invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. The Association's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $3.8 million at March 31, 2006.

A significant portion of the Association's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Association's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At March 31, 2006, the Association had $9.2 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2006, the Association had outstanding loan commitments of $157,000 to originate loans. At March 31, 2006, certificates of deposit scheduled to mature in less than one year, totaled $33.9 million.











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

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2006, the Association exceeded each of its capital requirements with ratios of 23.41%, 23.41% and 86.28%, respectively.

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

Off-Balance Sheet Arrangements
------------------------------

At March 31, 2006, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange
Commission rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Purchases of Equity Securities

     The Company's repurchases of its common stock made during the quarter are set forth in the following table.

                                                                  Total Number of      Maximum Number
                                      Total                       Shares Purchased   of Shares that May
                                    Number of                   as Part of Publicly   Yet be Purchased
                                      Shares     Average Price    Announced Plans     Under the Plan or
              Period                Purchased   Paid per Share      or Programs          Programs(1)
   ------------------------------  ----------   --------------  -------------------  ------------------
   January 1 - January 31, 2006           --               --              --             142,358
   February 1 - February 28, 2006        700        $   10.00             700             142,358
   March 1 - March 31, 2006               --               --              --             142,358
                                      ======          =======          ======

   Total                                 700        $   10.00             700             142,358
                                      ======          =======          ======             =======

______________________

(1) On January 11, 2006, the Company announced a stock repurchase program to repurchase up to 10% of its outstanding shares held by persons other than Home Federal Mutual Holding
Company, or 142,358 shares. The repurchase program is scheduled to terminate as of January 11, 2007.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this report:

     No.    Description
     -----  ------------------------------------------------------
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





Date:   May 15, 2006             By: /s/ Daniel R. Herndon
                                     -------------------------
                                     Daniel R. Herndon
                                     President and Chief Executive Officer


Date:   May 15, 2006             By: /s/ Clyde D. Patterson
                                     -------------------------
                                     Clyde D. Patterson
                                     Executive Vice President
                                     (principal financial officer)


























