Form 10KSB
period 2006-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2006-09-28
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51117
HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Name of Small Business Issuer in Its Charter)

Federal	86-1127166

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

624 Market Street, Shreveport, Louisiana	71101

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number (318) 222-1145
Securities registered under Section 12(b) of the Exchange Act: Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock (par value $.01 per share)
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Issuer’s revenues for its most recent fiscal year ended June 30, 2006: $5.8 million.
As of September 22, 2006, the aggregate value of the 1,067,227 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes an aggregate of 335,656 shares held by all directors and executives officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”), Employees’ Savings and Profit Sharing Plan (“401(k) Plan”), Recognition and Retention Plan (“RRP”) Trust and 2,135,375 shares held by Home Federal Mutual Holding Company of Louisiana as a group, was approximately $11.2 million. This figure is based on the closing sales price of $10.45 per share of the Registrant’s Common Stock on September 22, 2006. Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
Number of shares of Common Stock outstanding as of September 22, 2006: 3,538,258
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.
(1)	Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.

(2)	Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated into Part III, Items 9 through 12 and Item 14.
Transitional Small Business Disclosure Format: Yes ☐      No ☑

Home Federal Bancorp Inc. of Louisiana
Form 10-KSB
For the Year Ended June 30, 2006

i

PART I
Item 1. Description of Business
General
     On January 18, 2005, Home Federal Savings and Loan Association (“Home Federal Savings and Loan” or the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (“Home Federal Bancorp” or the “Company”) to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its then outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares. As of June 30, 2006, Home Federal Mutual Holding Company held 60.4% of Home Federal Bancorp’s issued and outstanding common stock. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.
     The Company’s only business activities are to hold all of the outstanding common stock of Home Federal Savings and Loan. The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Savings and Loan.
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
     Home Federal Savings and Loan is a federally chartered savings and loan association located in Shreveport, Louisiana, which is the parish seat of Caddo Parish. Home Federal Savings and Loan’s business consists primarily of attracting deposits from the general public and using those funds to invest in securities and originate single-family and consumer loans.
Market Area
     Our primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish. Shreveport is the parish seat for Caddo Parish. Our operating strategy is based on strong community service.
     Our primary market area is suburban in nature, as indicated by the population density of Caddo and Bossier Parishes. Shreveport is the largest population center in the regional market area served by us. Services, wholesale/retail trade, manufacturing, casino gaming and government constitute the basis of a fairly diversified local economy. Competition for financial services in our primary market area is intense.
Competition
     We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in the primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     Our competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. We compete for loan originations primarily through the interest rates and loan fees we charge, and the efficiency and quality of services we provide borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.
Subsidiaries
     At June 30, 2006, the Association had one subsidiary, Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.
Employees
     Home Federal Savings and Loan had 17 full-time employees and two part-time employees at June 30, 2006. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.
Lending Activities
     General. At June 30, 2006, our net loan portfolio amounted to $20.9 million, representing approximately 18.3% of total assets at that date. Historically, our principal lending activity has been the origination of one- to four-family residential loans. At June 30, 2006, one- to four-family residential loans amounted to $13.7 million, or 64.7% of the total loan portfolio. As part of our desire to diversify the loan portfolio, we also offer consumer loans, which amounted to $4.3 million, or 20.4% of the total loan portfolio at June 30, 2006.
     The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.
     A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds the greater of (i) 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities, and (ii) $500,000. At June 30, 2006, our regulatory limit on loans-to-one borrower was $4.1 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3,139,007, $449,296, $358,203, $274,589 and $260,000. Each of our five largest loans or groups of loans was performing in accordance with its terms at June 30, 2006.
     Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits. Our Board has authorized a loan commitment of $1.5 million to a limited partnership established by the Housing Authority of Bossier City, Louisiana, which we expect to be entered into in the second or third quarter of fiscal 2007. The loan will be secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents. The commitment letter will include a condition that the Housing Authority of Bossier City, Louisiana execute takeout agreements with respect to our position in the event of default. In addition, among other conditions, the $1.5 million commitment letter will require a written appraisal establishing the value of the rental property at completion of not less than 80% of the loan, or $1.2 million.
     Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2006		2005
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$13,721	64.72%	$19,301	80.79%
Other mortgage	3,164	14.92	837	3.50

Total real estate loans	16,885	79.64	20,138	84.29

Consumer loans:
Home equity loans and second mortgage loans	3,287	15.50	2,776	11.62
Savings account	613	2.89	470	1.97
Equity lines of credit	374	1.76	500	2.09
Other	43	.21	6	.03

Total consumer loans	4,317	20.36	3,752	15.71

Total loans	21,202	100.00%	23,890	100.00%

Less:
Allowance for loan losses	(235)		235
Deferred loan fees	(101)		80

Net loans(1)	$20,866		$23,575

(1)	Does not include loans held for sale amounting to $70,000 at June 30, 2005.
     Origination of Loans. Our lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of referrals from real estate brokers and existing customers. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. As a matter of practice, we obtain independent outside appraisals on substantially all of our loans. Under our lending policy, a title opinion must be obtained for each real estate loan. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.
     Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $417,900, the Fannie Mae conforming loan limit for single-family mortgage loans for 2006, must be approved by our loan committee which currently consists of the Chief Executive Officer, the Chief Financial Officer and the Vice President of Lending. Loans in excess of $417,900 must be approved by the board of directors. In accordance with past practice, all loans are ratified by our board of directors.
     During fiscal 2005, we also purchased loans from a builder of pre-fabricated housing. The loans were generally secured by rural properties and the seller continues to perform the servicing functions on the loan. Although the loans were originated with fixed-rates, we received an adjustable-rate of interest with a floor rate of 6% and a ceiling of 8.75%. Under the terms of the loan agreements, the seller repurchases any loan that becomes more than 90 days delinquent. At June 30, 2006, we had approximately $2.7 million of such loans in our portfolio.
     The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2006	2005
	(In Thousands)
Loan originations:
One- to four-family residential	$12,076	$6,799
Other mortgage	2,312	843
Consumer	3,045	3,583

Total loan originations	17,433	11,225

Loans purchased	—	2,086
Total loan originations and loans purchased	17,433	13,311

Loans sold	(2,944)	(2,146)
Loan principal repayments	(17,247)	(10,327)

Total loans sold and principal repayments	(20,191)	(12,473)
Increase due to other items, net (1)	49	58

Net (decrease) increase in loan portfolio	$(2,709)	$896

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.
     Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity to our primary market area in Caddo Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2006, we were within each of the above lending limits.
     During fiscal 2006 and 2005, we sold $2.9 million and $2.1 million of loans, respectively. We recognized gain on sale of loans of $24,178 during fiscal 2006 and $17,882 during fiscal 2005. Loans were sold during these periods primarily to another financial institution. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.
     Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of June 30, 2006, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to
	Four-
	Family	Other
	Residential	Mortgage	Consumer	Total
		(In Thousands)
Amounts due after June 30, 2006 in:
One year or less	$1,433	$—	$988	$2,421
After one year through two years	64	—	183	247
After two years through three years	201	—	49	250
After three years through five years	297	—	317	614
After five years through ten years	1,114	25	1,006	2,145
After ten years through fifteen years	1,131	—	728	1,859
After fifteen years	9,481	3,139	1,046	13,666

Total	$13,721	$3,164	$4,317	$21,202

     The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2006 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In Thousands)
One- to four-family residential	$10,686	$3,035	$13,721
Other mortgage	3,164	—	3,164
Consumer	4,291	26	4,317

Total	$18,141	$3,061	$21,202

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
     One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of loans secured by single-family residences. At June 30, 2006, $13.7 million, or 64.7%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.
     The loan-to-value ratio, maturity and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us. Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 80% or less of the appraised value of the property although we will lend up to a 95% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month and generally include “due-on-sale” clauses.
     At June 30, 2006, $10.7 million, or 77.9%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.
     Although we offer adjustable rate loans, substantially all of the single-family loan originations over the last few years have consisted of fixed-rate loans due to the low interest rate environment. The adjustable-rate loans held in portfolio typically have interest rates which adjust on an annual basis. These loans generally have an annual cap of 2% on any increase or decrease and a cap of 6% above or below the initial rate over the life of the loan. Such loans are underwritten based on the initial rate plus 2%.

     Consumer Loans. We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans in order to accommodate our customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans we offer consist of home equity and second mortgage loans, loans secured by deposit accounts with us, equity lines of credit and automobile loans. As part of our lending strategy, we started to place a greater emphasis on the origination of consumer loans. However, we do not intend to materially expand our product offerings and instead intend to focus on increasing the volume of our current products, primarily home equity and second mortgage loans. At June 30, 2006, $4.3 million, or 20.4% of the total loan portfolio consisted of consumer loans compared to $3.8 million, or 15.7% of the loan portfolio at June 30, 2005.
     Of the $4.3 million of consumer loans held at June 30, 2006, $3.3 million consisted of home equity and second mortgage loans compared to $2.8 million of home equity and second mortgage loans at June 30, 2005. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 80% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows us to call the loan in at any time.
     We offer loans secured by deposit accounts held with us, which loans amounted to $612,388, or 2.9% of the total loan portfolio at June 30, 2006. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.
     We also offer lines of credit secured by a borrower’s equity in real estate.
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
     Loan Origination and Other Fees. In addition to interest earned on loans, we generally receive loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.
Asset Quality
     General. Our collection procedures provide that when a loan is 15 days past due, a late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, personal contact efforts are attempted, either in person or by telephone. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower. If the delinquency is not cured, foreclosure proceedings are initiated. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.
     Loans are placed on non-accrual status when management believes the probability of collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. We generally discontinue the accrual of interest income when the loan becomes 90 days past due as to principal or interest unless the credit is well secured and we believe we will fully collect.
     Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We did not have any real estate owned at June 30, 2006 or 2005.

     Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2006				June 30, 2005
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
One- to four-family residential loans	3	40	1	1	2	$158	—	$—
Other mortgage loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—

Total delinquent loans	3	40	1	1	2	$158	—	$—

Delinquent loans to total net loans		.19%		—%		.67%		—%
Delinquent loans to total loans		.19%		—%		.66%		—%
     Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at either of the dates indicated.

	June 30,
	2006	2005
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$—	$—
Other mortgage	—	—
Consumer	—	—

Total non-accruing loans	$—	$—

Accruing loans 90 days or more past due:
One- to four-family residential	$1	$—
Other mortgage	—	—
Consumer	—	—

Total accruing loans 90 days or more past due	1	—

Total non-performing loans(1)	1	—

Real estate owned, net	—	—

Total non-performing assets	$1	$—

Total non-performing loans as a percent of loans, net	n/m	—%
Total non-performing assets as a percent of total assets	n/m	—%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. We did not have any classified assets at June 30, 2006.

     Allowance for Loan Losses. At June 30, 2006, our allowance for loan losses amounted to $235,000. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them.
     While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
     The following table shows changes in our allowance for loan losses during the periods presented. We did not have any charge-offs or recoveries during fiscal 2006 or 2005.

	At or For the Year Ended June 30,
	2006	2005
	(Dollars in Thousands)
Total loans outstanding at end of period	$21,202	$23,960
Average loans outstanding	20,141	22,973

Allowance for loan losses, beginning of period	235	235
Provision for loan losses	—	—
Allowance for loan losses, end of period	235	235

Allowance for loan losses as a percent of non-performing loans	23,500.00%	—%
Allowance for loan losses as a percent of loans outstanding	1.11%	0.98%
     The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2006		2005
		Loan		Loan
		Category		Category
	Amount	as a %	Amount	as a %
	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans
		(Dollars in Thousands)
One- to four-family residential	$235	64.72%	$235	80.79%
Other mortgage	—	14.92	—	3.50
Consumer	—	20.36	—	15.71

Total	$235	100.00%	$235	100.00%

Investment Securities
     We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers’ acceptances and federal funds. Our investment strategy is established by the board of directors.
     The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Securities Held to Maturity:
Corporate securities	$—	$—	$—	$—
FHLB stock	649	649	632	632
Municipal obligations	—	—	—	—
Mortgage-backed securities	776	793	981	1,024

Total Securities Held to Maturity	1,425	1,442	1,613	1,656

Securities Available for Sale:
FHLB and FNMA Notes	1,992	1,975	1,976	1,980
Corporate securities	2,180	2,121	2,094	2,057
Mortgage-backed securities	84,243	79,598	71,222	71,723

Total Securities Available for Sale	88,415	83,694	75,292	75,760

Total Investment Securities	$89,840	$85,136	$76,905	$77,416

     The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2006. The amounts reflect the fair value of our securities at June 30, 2006.

	Amounts at June 30, 2006 Which Mature In
			Over One
	One	Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
FHLB and FNMA Notes	$990	3.82%	$985	3.75%	$—	—%	$—	—%
Mortgage-backed Securities	2	6.93	10	7.14	221	6.33	80,157	4.92
Equity securities(1):
ARM Fund	—	—	—	—	—	—	2,121	4.06
FHLB stock	—	—	—	—	—	—	649	4.84

Total investment securities and FHLB stock	$992	3.82%	$995	3.78%	$221	6.33%	$82,927	4.90%

(1)	None of the listed equity securities has a stated maturity.

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
     Our mortgage-backed securities consist of Ginnie Mae securities (“GNMA”), Freddie Mac securities (“FHLMC”) and Fannie Mae securities (“FNMA”). Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.
     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.
     The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2006 and 2005.

	June 30,
	2006	2005
	(In Thousands)
Fixed rate:
GNMA	$524	$671
FHLMC	7,604	8,081
FNMA	69,194	60,037

Total fixed rate	77,322	68,789

Adjustable rate:
GNMA	504	833
FNMA	1,731	2,069
FHLMC	834	1,056

Total adjustable-rate	3,069	3,958

Total mortgage-backed securities	$80,391	$72,747

     Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2006 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2006.

	Amounts at June 30, 2006 Which Mature In
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over Five	Average
	or Less	Yield	Five Years	Yield	Years	Yield
	(In Thousands)
Fixed rate:
GNMA	$—	—%	$—	—%	$524	7.43%
FHLMC	2	6.93	—	—	7,602	4.64
FNMA	—	—	10	7.14	69,184	4.96

Total fixed-rate	2	6.93	10	7.14	77,310	4.95

Adjustable rate:
GNMA	—	—	—	—	504	3.49
FNMA	—	—	—	—	1,731	4.63
FHLMC	—	—	—	—	834	4.29

Total adjustable-rate	—	—	—	—	3,069	4.35

Total	$2	6.93%	$10	7.14%	$80,379	4.93%

     The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2006	2005
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$72,203	$66,072
Purchases	28,268	15,849
Repayments	(12,205)	(9,765)
Sales	(3,326)	—
Amortizations of premiums and discounts, net	79	47

Mortgage-backed securities at end of period	$85,019	$72,203

Weighted average yield at end of period	4.92%	4.85%

Sources of Funds
     General. Deposits are our primary source of funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans and investment securities are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.
     Deposits. We attract deposits principally from residents of Louisiana and particularly from Caddo Parish and to a lesser extent from Bossier Parish. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We have not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.
     We establish interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. We attempt to control the flow of deposits by pricing our accounts to remain generally competitive with other financial institutions in the market area.
     The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2006		2005
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$245	.34%	$250	.36%
1.00% - 1.99%	411	.58	6,543	9.35
2.00% - 2.99%	9,911	13.91	20,564	29.38
3.00% - 3.99%	14,902	20.91	12,922	18.46
4.00% - 4.99%	28,230	39.61	10,493	14.99
5.00% - 5.99%	3,282	4.60	1,941	2.77
6.00% - 6.99%	—	—	1,796	2.57

Total certificate accounts	56,981	79.95	54,509	77.88

Transaction accounts:
Savings	4,756	6.67	4,917	7.02
NOW	6,240	8.75	6,825	9.75
Money market	3,302	4.63	3,744	5.35

Total transaction accounts	14,298	20.05	15,486	22.12

Total deposits	$71,279	100.00%	$69,995	100.00%

     The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in Thousands)
Savings	$5,009	$24	.48%	$5,368	$27	.50%
NOW	7,597	16	.21	6,041	13	.22
Money market	3,516	14	.40	4,129	17	.41
Certificates of deposit	56,269	2,054	3.65	53,335	1,710	3.21

Total deposits	$72,391	$2,108	2.91%	$68,873	$1,767	2.57%

     The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2006	2005
	(In Thousands)
Total deposits at beginning of period	$69,995	$68,134
Net deposits (withdrawals)	71	805
Interest credited	1,213	1,056

Total increase (decrease) in deposits	$1,284	$1,861

     The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2006.

	Balance at June 30, 2006
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2007	2008	2009	Thereafter	Total
	(In Thousands)
Less than 2.00%	$596	$21	$20	$18	$655
2.00% - 2.99%	9,049	435	428	—	9,912
3.00% - 3.99%	7,522	3,905	2,347	1,128	14,902
4.00% - 4.99%	15,771	2,818	772	8,869	28,230
5.00% - 5.99%	1,451	1,831	—	—	3,282

Total certificate accounts	$34,389	$9,010	$3,567	$10,015	$56,981

     The following table shows the maturities of our certificates of deposit of $100,000 or more at June 30, 2006 by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in Thousands)
September 30, 2006	$608	4.14%
December 31, 2006	906	4.22
March 31, 2007	275	4.40
June 30, 2007	1,060	3.93
After June 30, 2007	3,042	4.59

Total certificates of deposit with balances of $100,000 or more	$5,891	4.37%

     Borrowings. We may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock we own in that bank and certain of our residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.
     As of June 30, 2006, we were permitted to borrow up to an aggregate total of $88.3 million from the Federal Home Loan Bank of Dallas. We had $13.4 million and $8.2 million of Federal Home Loan Bank advances outstanding at June 30, 2006 and 2005, respectively.
     The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2006	2005
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$9,320	$8,471
Maximum amount outstanding at any month-end during the period	$13,665	$9,541
Balance outstanding at end of period	$13,417	$8,224
Average interest rate during the period	3.49%	3.10%
Weighted average interest rate at end of period	4.34%	3.24%
     At June 30, 2006, $5.9 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.32% at June 30, 2006.

REGULATION
     Set forth below is a brief description of certain laws relating to the regulation of Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
General
     Home Federal Savings and Loan, as a federally chartered savings and loan association, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Home Federal Savings and Loan also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures our deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.
     Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Home Federal Mutual Holding Company, Home Federal Bancorp and Home Federal Savings and Loan and our operations.
Regulation of Home Federal Bancorp, Inc. and Home Federal Mutual Holding Company
     Holding Company Acquisitions. Home Federal Bancorp and Home Federal Mutual Holding Company are savings and loan holding companies under the Home Owners’ Loan Act, and are registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.
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

     Waivers of Dividends by Home Federal Mutual Holding Company. It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies. Office of Thrift Supervision regulations require Home Federal Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of any dividends. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution. Home Federal Mutual Holding Company waived all its dividends paid by Home Federal Bancorp during the fiscal year ended June 30, 2006. Under Office of Thrift Supervision regulations, public stockholders are not diluted because of any dividends waived by Home Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Home Federal Mutual Holding Company converts to stock form.
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
     The Sarbanes-Oxley Act. As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission includes:
•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.
     Although Home Federal Bancorp anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.
Home Federal Savings and Loan Association
     General. As the primary federal regulator of Home Federal Savings and Loan, the Office of Thrift Supervision has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Home Federal Savings and Loan is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, formerly the Savings Association Insurance Fund, administered by the Federal Deposit Insurance Corporation.
     The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.
     Insurance of Accounts. The deposits of Home Federal Savings and Loan are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.
     Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital– “well capitalized,” “adequately capitalized,” and “undercapitalized.” These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, such as Home Federal Saving and Loan, to 27 basis points for undercapitalized institutions with substantial supervisory concern.
     In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The annual assessment rate set for the second quarter of 2006 was 0.0128% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

     The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Savings and Loan, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Savings and Loan’s deposit insurance.
     On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.
     Major provisions in the legislation include:
•	Merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006.

•	Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

•	Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

•	Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

•	Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).
     Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
     Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:
•	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; and

•	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

     Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Savings and Loan had no intangible assets at June 30, 2006. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Savings and Loan’s regulatory capital.
     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.
     Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.
     At June 30, 2006, Home Federal Savings and Loan exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 23.48%, 23.48% and 87.78%, respectively.
     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
     Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1
Capital Category	Risk-Based Capital	Risk-Based Capital	Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
     In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).
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
     At June 30, 2006, Home Federal Savings and Loan was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

          The table below sets forth Home Federal Savings and Loan’s capital position relative to its regulatory capital requirements at June 30, 2006.

					To Be Well
			Required for		Capitalized Under		Excess Over
			Capital Adequacy		Prompt Corrective		Well-Capitalized
	Actual		Purposes		Action Provisions		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$27,264	87.78%	$2,486	8.00%	$3,107	10.00%	$24,157	88.60%
Tier 1 risk-based capital	27,029	87.00	1,726	1.50	1,864	6.00	25,165	93.10
Tier 1 leverage Capital	27,029	23.48	3,453	3.00	5,755	5.00	21,274	78.71
          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
          Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.
          Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.
          If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.
          Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:
•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.
          Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:
•	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.
          At June 30, 2006, the qualified thrift investments of Home Federal Savings and Loan were approximately 95.01% of its portfolio assets.

          Affiliate Transaction Restrictions. Federal laws strictly limit the ability of savings institutions to engage in transactions with their affiliates, including their savings and loan holding companies. Except for certain exceptions set forth in the Office of Thrift Supervision regulations, a savings association must comply with sections 23A and 23B of the Federal Reserve Act and Regulation W which implements those statutory provisions. Those statutory and regulatory provisions apply to transactions between a subsidiary institution and its parent company or the non-savings institution subsidiaries of the savings and loan holding company and are limited to 10% of a savings institution’s capital and surplus and, with respect to such parent company and all such non-savings institution subsidiaries, to an aggregate of 20% of the savings institution’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a savings institution and its affiliates be on terms as favorable to the savings institution as transactions with non-affiliates. Home Federal Savings and Loan believes that all transactions between it and its affiliates at June 30, 2006 were on terms as favorable to it as its transactions with non-affiliates.
          Privacy Requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.
          Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. We have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.
          Federal Home Loan Bank System. Home Federal Savings and Loan is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At June 30, 2006, Home Federal Savings and Loan had $13.4 million of Federal Home Loan Bank advances.
          As a member, Home Federal Savings and Loan is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2006, Home Federal Savings and Loan had $649,200 in Federal Home Loan Bank stock, which was in compliance with this requirement.
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
          Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At June 30, 2006 Home Federal Savings and Loan had met its reserve requirement.

TAXATION
Federal Taxation
          General. Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Savings and Loan’s federal and state income tax returns for taxable years through December 31, 2002 have been closed for purposes of examination by the Internal Revenue Service or the Louisiana Department of Revenue. As a result, all tax returns through that date may no longer be audited by either tax authority.
          Method of Accounting. For federal income tax purposes, Home Federal Savings and Loan reports income and expenses on the accrual method of accounting and used a December 31 tax year in 2004 for filing its federal income tax return and transitioned to a June 30 tax year in 2005.
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
          At June 30, 2006, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Savings and Loan for which no federal income tax provisions have been made.
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
          Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Home Federal Savings and Loan may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At June 30, 2006, Home Federal Savings and Loan had no net operating loss carry forwards for federal income tax purposes.
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

State Taxation
          Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Home Federal Savings and Loan will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:
          (a) 20% of our capitalized earnings, plus
          (b) 80% of our taxable stockholders’ equity, minus
          (c) 50% of our real and personal property assessment
          Various items may also be subtracted in calculating a company’s capitalized earnings.
Item 2. Description of Property
Properties
          At June 30, 2006, Home Federal Savings and Loan conducted its business from its headquarters office located in Shreveport, Louisiana and two full service branch offices.
          The following table sets forth certain information relating to Home Federal Savings and Loan’s offices and parcel of land for a future branch office at June 30, 2006.

		Net Book
		Value	Amount of
Description/Address	Leased/Owned	of Property	Deposits
		(In Thousands)
Building 624 Market Street Shreveport, LA	Owned	$158	$29,917
Building/ATM 6363 Youree Dr. Shreveport, LA	Owned (1)	14	29,858
Building/ATM 8990 Mansfield Rd. Shreveport, LA	Owned	181	14,082
Lot 2 River Crest, Unit #1 Bossier Parish, LA	Owned	436	n/a

(1)	The building is owned by Home Federal Savings and Loan but the land is subject to an operating lease which expires November 30, 2008.
Item 3. Legal Proceedings
          Home Federal Bancorp and Home Federal Savings and Loan are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)	The information required herein, to the extent applicable, is incorporated by reference from page 41 of Home Federal’s 2006 Annual Report to Shareholders filed as Exhibit 13 hereto (“2006 Annual Report”).

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)	The following table represents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2006:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
Month #1 April 1, 2006 – April 30, 2006	—	$—	—	141,658
Month #2 May 1, 2006 – May 31, 2006	—	—	—	141,658
Month #3 June 1, 2006 – June 30, 2006	20,000	10.175	20,000	121,658

Total	20,000	$10.175	20,000	121,658

Notes to this table:
(a)	On January 11, 2006, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the “program”).
(b)	The Company was authorized to repurchase 10% or 142,358 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.
(c) The program has an expiration date of January 11, 2007.
Item 6. Management’s Discussion and Analysis or Plan of Operation
          The information required herein is incorporated by reference from pages 3 to 9 of the 2006 Annual Report.
Item 7. Financial Statements
          The information required herein is incorporated by reference from pages 10 to 40 of the 2006 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          Not applicable
Item 8A. Controls and Procedures
          The Company’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(c) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon the evaluation and the corrective actions discussed above, the Chief Executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Item 8B. Other Information
          Not applicable
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2006 (“Proxy Statement”).
          Code of Ethics. Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers and employees of Home Federal Bancorp and Home Federal Savings and Loan. A copy of the Code of Ethics may be obtained without charge upon request made to Clyde D. Patterson, Home Federal Bancorp, Inc., 624 Market Street, Shreveport, Louisiana 71101.
Item 10. Executive Compensation
          The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.
          Equity Compensation Plan Information. The following table provides information as of June 30, 2006 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

			Weighted-		Number of securities
	Number of securities to be		average exercise		remaining available for
	issued upon exercise of		price of		future issuance under
	outstanding options,		outstanding		equity compensation plans
	warrants		options, warrants		(excluding securities
	and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	244,145	(1)	$9.85	(1)	—
Equity compensation plans not approved by security holders	—		—		—

Total	244,145		$9.85		—

(1)	Includes 69,756 shares subject to restricted stock grants which were not vested as of June 30, 2006. The weighted-average exercise price excludes such restricted stock grants.
Item 12. Certain Relationships and Related Transactions
          The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement.
Item 13. Exhibits
          (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2006 Annual Report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of June 30, 2006 and June 30, 2005.
Consolidated Statements of Income for the Years Ended June 30, 2006 and 2005.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2006 and 2005.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005.
Notes to Consolidated Financial Statements.

          The following exhibits are filed as part of the Form 10-KSB, and this list includes the Exhibit Index:

No.	Exhibits	Location
3.1	Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana	(1)

3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)

4.0	Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)

10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(2)

10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement	(2)

13.0	Annual Report to Stockholders	Filed Herewith

23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0	Section 1350 Certifications	Filed Herewith

(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (File No. 333-119026).

(2)	Incorporated herein by reference from Home Federal Bancorp’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).
Item 14. Principal Accountant Fees and Services
          The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” in the proxy statement.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: September 27, 2006
	By:	/s/ Daniel R. Herndon

Daniel R. Herndon
Chairman, President, and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel R. Herndon

Daniel R. Herndon	Chairman of the Board, President and Chief Executive Officer	September 27, 2006

/s/ Walter T. Colquitt III

Walter T. Colquitt III	Director	September 27, 2006

David A. Herndon III	Director	September , 2006

/s/ Scott D. Lawrence

Scott D. Lawrence	Director	September 27, 2006

/s/ Sidney D. York

Sidney D. York	Director	September 27, 2006

/s/ Clyde D. Patterson

Clyde D. Patterson	Director and Executive Vice President (Principal Financial and Accounting Officer)	September 27, 2006

/s/ Henry M. Hearne

Henry M. Hearne	Director	September 27, 2006

Woodus K. Humphrey	Director	September , 2006

Amos L. Wedgeworth Jr.	Director	September , 2006