Form 10QSB
period 2006-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2006-11-14
CIK 1302901

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-QSB

                                (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2006
                               ___________________________

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)   Yes           No   X
                                                 -----        -----

     Shares of common stock, par value $.01 per share, outstanding as of November 14, 2006: The registrant had 3,534,482 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,399,107 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes         No   X
                                                          -----      -----

                              INDEX

                                                                         Page

PART I   -   FINANCIAL INFORMATION

Item 1:      Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition................ 1

             Consolidated Statements of Income............................. 2

             Consolidated Statements of Changes in Stockholders' Equity.... 3

             Consolidated Statements of Cash Flows......................... 4

             Notes to Consolidated Financial Statements.................... 6

Item 2:      Management's Discussion and Analysis or Plan of Operation.... 12

Item 3:      Controls and Procedures...................................... 17

PART II  -   OTHER INFORMATION

Item 1:      Legal Proceedings............................................ 18

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds.. 18

Item 3:      Defaults upon Senior Securities.............................. 18

Item 4:      Submission of Matters to a Vote of Security Holders.......... 18

Item 5:      Other information............................................ 19

Item 6:      Exhibits..................................................... 19


SIGNATURES





                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                  September 30,     June 30,
                                                      2006            2006
                                                  -------------    ---------
                                                   (Unaudited)     (Audited)


ASSETS

Cash and Cash Equivalents                         $  9,192,214   $  4,929,595
Securities Available-for-Sale                       86,682,367     83,693,681
Securities Held-to-Maturity                          1,458,738      1,424,866
Loans Receivable, Net                               20,646,485     20,866,177
Accrued Interest Receivable                            478,261        464,908
Premises and Equipment, Net                            958,121        947,584
Deferred Tax Asset                                     668,521      1,597,083
Other Assets                                            50,074         76,218
                                                   -----------    -----------
       Total Assets                               $120,134,781   $114,000,052
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                        $ 73,435,506   $ 71,278,564
  Advances from Borrowers for Taxes and Insurance      257,144        219,054
  Advances from Federal Home Loan Bank of Dallas    15,310,538     13,417,166
  Other Accrued Expenses and Liabilities               576,801        545,991
                                                   -----------    -----------
       Total Liabilities                            89,579,989     85,460,775
                                                   -----------    -----------

COMMITMENTS


STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
   par value authorized; 3,558,958 shares issued;
   3,534,482 shares outstanding and 3,538,258
   shares outstanding at September 30, 2006 and
   June 30, 2006, respectively                          14,236         14,236
  Additional paid-in capital                        13,461,254     13,445,231
  Retained Earnings - Partially Restricted          20,221,935     20,148,695
  Unearned ESOP Stock                               (1,039,495)    (1,053,731)
  Unearned RRP Trust Stock                            (551,020)      (688,439)
  Accumulated Other Comprehensive Loss              (1,303,480)    (3,116,215)
  Treasury Stock - At Cost                            (248,638)      (210,500)
                                                   -----------    -----------

       Total Stockholders' Equity                   30,554,792     28,539,277
                                                   -----------    -----------

Total Liabilities and Stockholders'
   Equity                                         $120,134,781   $114,000,052
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

                     CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)
                                                         Three Months Ended
                                                            September 30,
                                                      -----------------------
                                                         2006          2005
                                                      --------      ---------
INTEREST INCOME
  Loans, Including Fees                             $  370,498     $  384,524
  Investment Securities                                 75,906         60,822
  Mortgage-Backed Securities                         1,068,672        891,725
  Other Interest-Earning Assets                         39,295         42,709
                                                     ---------      ---------
    Total Interest Income                            1,554,371      1,379,780
                                                     ---------      ---------

INTEREST EXPENSE
  Deposits                                             625,592        489,741
  Federal Home Loan Bank Borrowings                    145,244         62,970
                                                     ---------      ---------
    Total Interest Expense                             770,836        552,711
                                                     ---------      ---------
    Net Interest Income                                783,535        827,069
                                                     ---------      ---------

PROVISION FOR LOAN LOSSES                                   --             --
                                                     ---------      ---------
    Net Interest Income after
      Provision for Loan Losses                        783,535        827,069
                                                     ---------      ---------

NON-INTEREST INCOME
  Gain on Sale of Loans                                     --          4,079
  Gain on Sale of Investments                               --         52,209
  Other Income                                          57,410          7,661
                                                     ---------      ---------
      Total Non-Interest Income                         57,410         63,949
                                                     ---------      ---------

NON-INTEREST EXPENSE
  Compensation and Benefits                            367,982        351,718
  Occupancy and Equipment                               45,593         43,949
  Data Processing                                       17,443         20,184
  Audit and Professional Fees                           54,751         74,907
  Franchise and Bank Shares Tax                         39,323             --
  Other Expense                                         76,364        100,562
                                                     ---------      ---------
      Total Non-Interest Expense                       601,456        591,320
                                                     ---------      ---------
      Income Before Income Taxes                       239,489        299,698


PROVISION FOR INCOME TAX EXPENSE                        81,476        101,875
                                                     ---------      ---------
      Net Income                                    $  158,013     $  197,823
                                                     =========      =========
      INCOME PER COMMON SHARE:
        Basic                                       $      .05     $      .06
                                                     =========      =========
        Diluted                                     $      .05     $      .06
                                                     =========      =========

See accompanying notes to consolidated financial statements.

                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                    Unearned                           Accumulated
                                            Additional   Unearned      RRP                                 Other         Total
                                              Paid-in      ESOP       Trust    Retained      Treasury   Comprehensive Stockholders'
                              Common Stock    Capital     Stock       Stock    Earnings       Stock     Income (Loss)    Equity
                              ------------  ----------   --------    --------  --------    ------------- ------------- -------------



BALANCE - JUNE 30, 2005          $14,236   $13,391,061 $(1,110,683)  $     --  $19,827,439 $    --       $   309,421   $32,431,474

Net Income                            --            --          --         --      197,823      --                --       197,823
Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net of Tax Effects        --            --          --         --           --      --          (782,801)     (782,801)

Purchase of Common Stock for RRP
  Trust                               --            --          --   (654,040)          --      --                --      (654,040)

Stock Options Vested                  --         7,396          --         --           --      --                --         7,396

ESOP Compensation Earned              --          (427)     14,240         --           --      --                --        13,813

Dividends Declared                    --            --          --         --      (71,179)     --                --       (71,179)

BALANCE - SEPTEMBER 30, 2005     $14,236   $13,398,030 $(1,096,443) $(654,040) $19,954,083 $    --       $  (473,380)  $31,142,486
                                  ======    ==========  ===========  =========  ==========  ========      ===========   ==========



BALANCE - JUNE 30, 2006          $14,236   $13,445,231 $(1,053,731) $(688,439) $20,148,695 $(210,500)    $(3,116,215)  $28,539,277

Net Income                            --            --          --         --      158,013        --              --       158,013

Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net of Tax Effects        --            --          --         --           --        --       1,812,735     1,812,735

RRP Shares Earned                     --            --          --    137,419           --        --              --       137,419

Stock Options Vested                  --        15,504          --         --           --        --              --        15,504

ESOP Compensation Earned              --           519      14,236         --           --        --              --        14,755

Dividends Declared                    --            --          --         --      (84,773)       --              --       (84,773)

Acquisition Treasury Stock            --            --          --         --           --     (38,138)           --       (38,138)

BALANCE - SEPTEMBER 30, 2006     $14,236   $13,461,254 $(1,039,495) $(551,020) $20,221,935   $(248,638)  $(1,303,480)  $30,554,792
                                  ======    ==========  ===========  =========  ==========    ========    ===========   ==========








See accompanying notes to consolidated financial statements.

                HOME FEDERAL BANCORP, INC. OF LOUISIANA

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                                --------------------
                                                                   2006       2005
                                                                --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                   $  158,013  $  197,823
 Adjustments to Reconcile Net Income to Net
  Cash (Used in) Provided by Operating Activities
   Net Amortization and Accretion on Securities                  (65,052)    (24,244)
   Gain on Sale of Investments                                        --     (52,209)
   Amortization of Deferred Loan Fees                             (1,740)    (11,837)
   Depreciation of Premises and Equipment                         15,610      15,588
   ESOP Expense                                                   14,755      13,813
   Stock Option Expense                                           15,504       7,396
   Recognition and Retention Plan Expense                         33,897      16,189
   Deferred Income Tax                                            (5,271)     (2,515)
   Changes in Assets and Liabilities
    Loans Held-for-Sale - Originations                                --    (456,200)
    Accrued Interest Receivable                                  (13,353)     22,490
    Other Operating Assets                                        26,144      16,470
    Other Operating Liabilities                                  134,332     149,849
                                                                --------     -------

     Net Cash (Used in) Provided by Operating Activities         312,839    (107,387)
                                                                --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loan Originations and Purchases, Net of Principal Collections   218,710   4,050,665
 Deferred Loan Fees Collected                                      2,663       4,033
 Acquisition of Premises and Equipment                           (26,147)   (453,237)
 Activity in Available-for-Sale Securities:
  Proceeds from Sales of Securities                                   --   3,378,017
  Principal Payments on Mortgage-backed Securities             4,361,034   2,913,023
  Purchases of Securities                                     (4,538,101) (6,434,826)
 Activity in Held-to-Maturity Securities
  Proceeds from Redemption or Maturity of Investments                 --          --
  Principal Payments on Mortgage-Backed Securities                33,628      68,041
  Purchases of Securities                                        (67,500)         --
                                                                --------   ---------

     Net Cash (Used in) Provided by Investing Activities         (15,713)  3,525,716
                                                                --------   ---------




See accompanying notes to consolidated financial statements.

                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               (Unaudited)




                                                            Three Months Ended
                                                               September 31,
                                                           ---------------------
                                                             2006        2005
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                                 2,156,942   1,302,427
  Proceeds from Federal Home Loan Bank Advances            2,750,000          --
  Repayments of Advances from Federal Home Loan Bank        (856,628)   (673,588)
  Net Increase in Mortgage-Escrow Funds                       38,090      66,557
  Dividends Paid                                             (84,773)    (71,179)
  Acquisition of Treasury Stock                              (38,138)         --
  Acquisition of Stock for Recognition and Retention Plan         --    (654,040)
                                                           ---------   ---------
    Net Cash Provided by (Used in) Financing Activities    3,965,493     (29,823)
                                                           ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  4,262,619   3,388,506

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                                4,929,595   9,292,489
                                                           ---------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $9,192,214 $12,680,995
                                                           =========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest Paid on Deposits and Borrowed Funds            $  747,647 $   526,078
  Income Taxes Paid                                              913          --
  Market Value Adjustment for Gain (Loss) on Securities
    Available-for-Sale                                     2,746,567  (1,186,062)









See accompanying notes to consolidated financial statements.

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2006, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2007.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the "Company") to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or
60.4% of our outstanding common stock at September 30, 2006. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three ended September 30, 2006 and 2005 were calculated as follows:

                                            Three Months Ended      Three Months Ended
                                            September 30, 2006      September 30, 2005
                                          ---------------------   ----------------------
                                            Basic      Diluted      Basic       Diluted
                                          ---------   ---------   ---------    ---------
Net Income                               $  158,013  $  158,013  $  197,823   $  197,823
Weighted average shares outstanding       3,367,898   3,367,898   3,431,351    3,431,351
Effect of unvested common stock awards           --       4,332          --           --
                                          ---------   ---------   ---------    ---------
Adjusted weighted average shares used in
 Earnings per share computation           3,367,898   3,372,230   3,431,351    3,431,351
                                          ---------   ---------   ---------    ---------

Earnings per share                       $      .05  $      .05  $      .06   $      .06
                                              =====       =====       =====        =====

3.      RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totals 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced. As of September 30, 2006, the Company had purchased 69,756 shares at an aggregate cost of $688,439. During the quarter ended September 30, 2006, 13,661 shares vested and were released from the Recognition Plan Trust and 56,095 shares remained in the Recognition Plan Trust at September 30, 2006.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned. As of September 30, 2006, 1,490 awards had been forfeited. In the case of death or disability of the recipient or a change in control of the Company, however, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

The present cost associated with the Recognition Plan is based on a share price of $9.85, which represents the market price of the Company's stock on August 18, 2005, the date on which the Recognition Plan shares were granted. The cost is being recognized over five years.


                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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

On August 18, 2005, the Company granted 174,389 options to directors and key employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee's employment or service as a director is terminated. As of September 30, 2006, 3,532 stock options had been forfeited and are available for future grant. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securities financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain prescribed situations.

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In addition, SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be measured at fair value, if practicable. The FASB recommends that entities should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.
































ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was formed by the Association in connection with the Association's reorganization and commenced operations on January 18, 2005. The Company's results of operations are primarily dependent on the results of the Association, which became a wholly owned subsidiary upon completion of the reorganization. The Association's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses and loan sale activities. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2006 to September 30,
2006
-----------------------------------------------------------------------------

At September 30, 2006, total assets amounted to $120.1 million compared to $114.0 million at June 30, 2006, an increase of approximately $6.1 million, or 5.4%. This increase was primarily due to an increase in cash and cash equivalents of $4.3 million, or 86.5% and an increase in investment securities of $3.0 million, or 3.6%. These increases were offset by a decrease in loans receivable of $219,692, or 1.1%, and a decrease in the Company's deferred tax asset of $928,562, or 58.1%.

The increase in cash and cash equivalents was due primarily to proceeds received through deposits and advances from the Federal Home Loan Bank of Dallas. The increase in investment securities was primarily due to an increase in the market value of securities available-for-sale. This increase in the market value in available-for-sale securities reduced the deferred tax asset associated with unrealized loss associated with these securities.



   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


The Company's total liabilities amounted to $89.6 million at September 30, 2006, an increase of approximately $4.1 million, or 4.8%, compared to total liabilities of $85.5 million at June 30, 2006. The primary reason for the increase in liabilities was due to the $2.2 million, or 3.0%, increase of customers' deposits due to normal deposits inflow, and a $1.9 million, 14.1%, increase in advances from the Federal Home Loan Bank.

Stockholders' equity increased $2.0 million, or 7.1%, to $30.6 million at September 30, 2006 compared to $28.5 million at June 30, 2006. This increase was primarily the result of the change in the Company's Accumulated Other Comprehensive Loss associated with securities available-for-sale of $1.8 million, or 58.2%, the recognition of net income of $158,013 for the three months ended September 30, 2006, and the distribution of shares associated with the Company's Recognition Plan of $137,419. These increases were offset by dividends of $84,733 paid during the quarter ended September 30, 2006, and the acquisition of treasury shares of $38,138.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2006, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2006 and 2005
---------------------------------------------------------------------------

General
-------

Net income amounted to $158,013 for the three months ended September 30, 2006 compared to $197,823 for the same period in 2005, a decrease of $39,810, or 20.1%. The decrease was primarily due to decreases in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense.


Net Interest Income
-------------------

Net interest income for the three months ended September 30, 2006, was $783,535, a decrease of $43,534 in comparison to the three months ended September 30, 2005. This decrease was due primarily to the increase in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank.

The Company's average interest rate spread was 2.00% for the three months ended September 30, 2006, compared to 2.31% for the three months ended September 30, 2005. The Company's net interest margin was 2.81% for the three months ended September 30, 2006, compared to 3.06% for the three months ended September 30, 2005. The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense and the average cost associated with deposits and advances from the Federal Home Loan Bank.


Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal's loan portfolio, no provisions for loan losses were made during the three months ended September 30, 2006 or 2005. The Association's allowance for loan losses was $235,000, or 1% of total loans, at September 30, 2006 and at September 30, 2005. Home Federal did not have any non-performing loans at September 30, 2006 or 2005. There can be no

   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.


Non-interest Income
-------------------

Total non-interest income amounted to $57,410 for the three months ended September 30, 2006, compared to $63,949 for the same period in 2005. The decrease was primarily due to the recognition of gains from investment securities sold during the three months ended September 30, 2005. There were no sales of investments during the three months ended September 30, 2006.


Non-interest Expense
--------------------

Total non-interest expense increased $10,136, or 1.7%, for the three months ended September 30, 2006 compared to the prior year period. The increase was primarily due to an increase of $16,264, or 4.6%, in compensation and benefits expense, and an increase in franchise and bank shares tax expense of $39,323.

The increase in compensation and benefits expenses was a result of the Company's recognition of a full three months of expense associated with the vested amount of stock options granted by the Company during the quarter ended September 30, 2006, as well as the expense associated with the Company's awards pursuant to the Recognition Plan also granted during the quarter ended September 30, 2005. Options associated with the Company's stock option plan and shares associated with the Company's Recognition Plan were granted on August 18, 2005. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,503 and $33,897 for the three months ended September 30, 2006, and $7,396 and $16,189, respectively, for the three months ended September 30, 2005.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax. This tax is assessed on the Association's equity and earnings. For the three months ended September 30, 2006, the Company recognized expense of $39,323 pertaining to this assessment.

These increases were offset by decreases in audit and professional fees of $20,156, or 26.9%, and a decrease in other expense of $24,198, or 24.1%. The decrease in audit and professional fees was due primarily to a decrease in legal fees of approximately $20,000. During the three months ended September 30, 2005, the Company incurred additional legal fees associated with the drafting and adoption of its stock option plan and Recognition Plan. The decrease in other expense was due primarily to a decrease in registrar and transfer agent fees, office supplies, and telephone expenses for the quarter ended September 30, 2006 compared to the 2005 quarter.


Income Taxes
------------

Income taxes amounted to $81,476 and $101,875 for the three months ended September 30, 2006 and 2005, respectively, resulting in an effective tax rate of 34.0% for both periods. The decrease in income taxes for the three months ended September 30, 2006, was due to decreased income before income taxes.

Liquidity and Capital Resources
-------------------------------

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management. The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan


   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


commitments. Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $4,611,291 at September 30, 2006.

A significant portion of Home Federal Savings and Loan's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Home Federal Savings and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At September 30, 2006, Home Federal Savings and Loan had $15.3 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2006, Home Federal Savings and Loan had outstanding loan commitments of $1.6 million to originate loans. At September 30, 2006, certificates of deposit scheduled to mature in less than one year, totaled $23.2 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At September 30, 2006, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 22.77%, 22.77% and 87.63%, respectively.

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

Off-Balance Sheet Arrangements
------------------------------

At September 30, 2006, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


   (a)  Not applicable.

   (b)  Not applicable.

   (c)  Purchases of Equity Securities

   The following table represents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2007:

                                                                       Total Number      Maximum
                                                                        of Shares       Number of
                                                                       Purchased as    Shares that
                                                                          Part of       May Yet Be
                                                Total        Average      Publicly      Purchased
                                               Number of      Price       Announced     Under the
                                                Shares       Paid per     Plans or       Plans or
            Period                             Purchased      Share       Programs       Programs
---------------------------------------------- ---------     --------   -----------    -----------
Month #1 July 1, 2006 - July 31, 2006             --         $   --           --         121,658

Month #2 August 1, 2006 - August 31, 2006       3,776         10.10           --         121,658

Month #3 September 1, 2006 - September 30, 2006   --             --           --         121,658
                                                -----         ------       ------        -------
     Total                                        --         $   --           --         121,658
                                                =====         ======       ======        =======

Notes to this table:

(a) On January 11, 2006, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program
     (the "program").

(b) The Company was authorized to repurchase 10% or 142,358 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)  The program has an expiration date of January 11, 2007.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS

        The following Exhibits are filed as part of this report:


        No.     Description
        -----   -------------------------------------------------
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





Date:   November 14, 2006           By: /s/ Daniel R. Herndon
        -----------------               ------------------------------
                                        Daniel R. Herndon
                                        President and Chief Executive Officer


Date:   November 14, 2006           By: /s/ Clyde D. Patterson
        -----------------               ------------------------------
                                        Clyde D. Patterson
                                        Executive Vice President
                                        (principal financial officer)