Form 10QSB
period 2006-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2007-02-14
CIK 1302901

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2006
                               ______________________________________

                                               OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:  000-51117
                       ____________________


                   HOME FEDERAL BANCORP, INC. OF LOUISIANA
_____________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


           Federal                                      86-1127166
_________________________________             _______________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


               624 Market Street, Shreveport, Louisiana 71101
_____________________________________________________________________________
                  (Address of principal executive offices)


                               (318) 222-1145
_____________________________________________________________________________
                         (Issuer's telephone number)


_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X    No
                   _____    _____

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)   Yes        No  X
                                                _____     _____

     Shares of common stock, par value $.01 per share, outstanding as of February 14, 2007: The registrant had 3,532,902 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,397,527 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes      No  X
                                                         _____   _____



                                     INDEX

                                                                        Page
                                                                        ____
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

Item 2:   Management's Discussion and Analysis or Plan of Operation..... 12

Item 3:   Controls and Procedures....................................... 17

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings............................................. 18

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds... 18

Item 3:   Defaults upon Senior Securities............................... 18

Item 4:   Submission of Matters to a Vote of Security Holders........... 18

Item 5:   Other information............................................. 19

Item 6:   Exhibits...................................................... 19


SIGNATURES

                               HOME FEDERAL BANCORP, INC. OF LOUISIANA

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     December 31, 2006       June 30, 2006
                                                   _____________________   _________________
                                                        (Unaudited)            (Audited)
ASSETS

Cash and Cash Equivalents                               $ 13,110,080          $  4,929,595
Securities Available-for-Sale                             84,471,642            83,693,681
Securities Held-to-Maturity                                1,467,075             1,424,866
Loans Held for Sale                                          255,000                    --
Loans Receivable, Net                                     22,815,441            20,866,177
Accrued Interest Receivable                                  488,263               464,908
Premises and Equipment, Net                                  949,664               947,584
Deferred Tax Asset                                           532,521             1,597,083
Other Assets                                                  97,159                76,218
                                                         ___________           ___________
          Total Assets                                  $124,186,845          $114,000,052


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                              $ 76,273,312          $ 71,278,564
  Advances from Borrowers for Taxes and Insurance             95,235               219,054
  Advances from Federal Home Loan Bank of Dallas          16,365,709            13,417,166
  Other Accrued Expenses and Liabilities                     519,705               545,991
                                                         ___________           ___________

          Total Liabilities                               93,253,961            85,460,775
                                                         ___________           ___________

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
     par value authorized; 3,558,958 shares issued;
     3,532,902 shares outstanding and 3,538,258
     shares outstanding at December 31, 2006 and
     June 30, 2006, respectively                              14,236                14,236
  Additional paid-in capital                              13,477,270            13,445,231
  Retained Earnings - Partially Restricted                20,311,710            20,148,695
  Unearned ESOP Stock                                     (1,025,259)          (1,053,731)
  Unearned RRP Trust Stock                                  (551,020)             (688,439)
  Accumulated Other Comprehensive Loss                    (1,029,247)           (3,116,215)
  Treasury Stock - At Cost                                  (264,806)             (210,500)
                                                         ___________           ___________

          Total Stockholders' Equity                      30,932,884            28,539,277
                                                         ___________           ___________

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                 $124,186,845          $114,000,052
                                                         ===========           ===========

See accompanying notes to consolidated financial statements.

                                     HOME FEDERAL BANCORP, INC. OF LOUISIANA

                                        CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)

                                           Three Months Ended             Six Months Ended
                                              December 31,                   December 31,
                                       _________________________     _________________________
                                          2006           2005           2006           2005
                                       __________     __________     __________    ___________
INTEREST INCOME
 Loans, Including Fees                 $  430,674     $  339,562     $  801,172     $  724,086
 Investment Securities                     76,738         80,230        152,644        141,052
 Mortgage-Backed Securities             1,063,618        892,532      2,132,290      1,784,257
 Other Interest-Earning Assets             84,856         57,350        124,151        100,059
                                        _________      _________      _________      _________
     Total Interest Income              1,655,886      1,369,674      3,210,257      2,749,454
                                        _________      _________      _________      _________

INTEREST EXPENSE
 Deposits                                 681,676        517,483      1,307,268      1,007,224
 Federal Home Loan Bank Borrowings        181,599         58,576        326,843        121,546
                                        _________      _________      _________      _________
     Total Interest Expense               863,275        576,059      1,634,111      1,128,770
                                        _________      _________      _________      _________
     Net Interest Income                  792,611        793,615      1,576,146      1,620,684
                                        _________      _________      _________      _________

PROVISION FOR LOAN LOSSES                      --             --             --             --
                                        _________      _________      _________      _________
     Net Interest Income after
       Provision for Loan Losses          792,611        793,615      1,576,146      1,620,684
                                        _________      _________      _________      _________

NON-INTEREST INCOME
 Gain on Sale of Loans                         --         11,086             --         15,165
 Gain on Sale of Investments              101,041             --        101,041         52,209
 Other Income (Loss)                       (7,471)        17,629         49,939         25,290
                                        _________      _________      _________      _________
         Total Non-Interest Income         93,570         28,715        150,980         92,664
                                        _________      _________      _________      _________


NON-INTEREST EXPENSE
 Compensation and Benefits                384,494        372,493        752,476        724,211
 Occupancy and Equipment                   47,021         44,317         92,614         88,266
 Data Processing                           16,036         18,162         33,479         38,346
 Audit and Professional Fees               69,380         76,469        124,131        151,376
 Franchise and Bank Shares Tax             39,496             --         78,819             --
 Advertising                                 (800)        13,800         13,000         27,600
 Deposit Insurance Premiums                 2,260          2,429          4,686          4,835
 Other Expense                             64,970         63,827        125,108        148,183
                                        _________      _________      _________      _________
         Total Non-Interest Expense       622,857        591,497      1,224,313      1,182,817
                                        _________      _________      _________      _________
         Income Before Income Taxes       263,324        230,833        502,813        530,531


PROVISION FOR INCOME TAX EXPENSE           89,376         74,864        170,852        176,739
                                        _________      _________      _________      _________
         Net Income                    $  173,948     $  155,969     $  331,961     $  353,792
                                        =========      =========      =========      =========
         INCOME PER COMMON SHARE:

              Basic                       $  0.05        $  0.05        $  0.10        $  0.10
                                           ======         ======         ======         ======

              Diluted                     $  0.05        $  0.05        $  0.10        $  0.10
                                           ======         ======         ======         ======

         DIVIDENDS DECLARED               $  0.06        $  0.05        $  0.12        $  0.10
                                           ======         ======         ======         ======


See accompanying notes to consolidated financial statements.

                                         HOME FEDERAL BANCORP, INC. OF LOUISIANA

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                       Accumu-
                                                                                                        lated
                                                                                                        Other
                                                                 Unearned                              Compre-        Total
                                      Additional     Unearned      RRP                                 hensive        Stock-
                            Common     Paid-in         ESOP       Trust        Retained    Tresury      Income        holders'
                            Stock      Capital        Stock       Stock        Earnings     Stock       (Loss)        Equity
                            -------  -----------   -----------   ---------   -----------  ---------  -----------    -----------

                                                  (C>
BALANCE - JUNE 30, 2005     $14,236  $13,391,061   $(1,110,683)  $      --   $19,827,439  $      --  $   309,421    $32,431,474

Net Income                       --           --            --          --       353,792         --           --        353,792
Other Comprehensive Loss:
  Changes in Unrealized
   Gain (Loss) on
   Securities Available-
   for-Sale, Net of
   Tax Effects                   --           --            --          --            --         --   (1,817,930)    (1,817,930)

Purchase of Common Stock
 for RRP Trust                   --           --            --    (654,040)           --         --           --       (654,040)

Stock Options Vested             --       23,220            --          --            --         --           --         23,220

ESOP Compensation Earned         --       (2,457)       28,480          --            --         --           --         26,023

Dividends Declared               --           --            --          --      (142,358)        --           --       (142,358)
                            -------  -----------   -----------   ---------   -----------  ---------  -----------    -----------

BALANCE - DECEMBER 31, 2005 $14,236  $13,411,824   $(1,082,203)  $(654,040)  $20,038,873  $      --  $(1,508,509)   $30,220,181
                            =======  ===========   ===========   =========   ===========  =========  ===========    ===========

BALANCE - JUNE 30, 2006     $14,236  $13,445,231   $(1,053,731)  $(688,439)  $20,148,695  $(210,500) $(3,116,215)  $(28,539,277)

Net Income                       --           --            --          --       331,961         --           --        331,961

Other Comprehensive Loss:
  Changes in Unrealized
   Gain (Loss) on Securities
   Available-for-Sale, Net
   of Tax Effects                --           --            --          --            --         --    2,086,968      2,086,968

RRP Shares Earned                --           --            --     137,419            --         --           --        137,419

Stock Options Vested             --       31,007            --          --            --         --           --         31,007

ESOP Compensation Earned         --        1,032        28,472          --            --         --           --         29,504

Dividends Declared               --           --            --          --      (168,946)        --           --       (168,946)

Acquisition Treasury Stock       --           --            --          --            --    (54,306)          --        (54,306)
                            -------  -----------   -----------   ---------   -----------  ---------  -----------    -----------

BALANCE - DECEMBER 31, 2006 $14,236  $13,477,270   $(1,025,259)  $(551,020)  $20,311,710  $(264,806) $(1,029,247)   $30,932,884
                            =======  ===========   ===========   =========   ===========  =========  ===========    ===========








See accompanying notes to consolidated financial statements.

                            HOME FEDERAL BANCORP, INC. OF LOUISIANA

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Six Months Ended
                                                                         December 31,
                                                                  ------------------------
                                                                      2006          2005
                                                                  ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                       $ 331,961     $ 353,792
 Adjustments to Reconcile Net Income to Net
   Cash (Used in) Provided by Operating Activities
    Net Amortization and Accretion on Securities                   (105,986)      (39,407)
    Gain on Sale of Investments                                    (101,041)      (52,209)
    Amortization of Deferred Loan Fees                               (6,982)      (25,943)
    Depreciation of Premises and Equipment                           31,237        31,654
    ESOP Expense                                                     29,504        26,023
    Stock Option Expense                                             31,007        23,220
    Recognition and Retention Plan Expense                           67,795        51,809
    Deferred Income Tax                                             (10,543)       (7,895)
    Changes in Assets and Liabilities
      Loans Held-for-Sale                                          (255,000)       70,000
      Accrued Interest Receivable                                   (23,355)        7,375
      Other Operating Assets                                        (20,941)       (7,494)
      Other Operating Liabilities                                    43,338      (109,663)
                                                                 ----------    ----------
        Net Cash Provided by Operating Activities                    10,994       321,262
                                                                 ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loan Originations and Purchases, Net of Principal Collections   (1,950,077)    5,487,437
 Deferred Loan Fees Collected                                         7,735        13,196
 Acquisition of Premises and Equipment                              (33,317)     (467,641)
 Activity in Available-for-Sale Securities:
   Proceeds from Sales and Maturities of Securities              14,643,164     3,378,017
   Principal Payments on Mortgage-backed Securities               6,004,675     6,109,741
   Purchases of Securities                                      (18,056,700)  (15,349,958)
 Activity in Held-to-Maturity Securities
   Proceeds from Redemption or Maturity of Investments                   --            --
   Principal Payments on Mortgage-Backed Securities                  81,991       105,435
   Purchases of Securities                                         (124,200)           --
                                                                 ----------    ----------
        Net Cash Provided by (Used in) Investing Activities         573,271      (723,773)
                                                                 ----------    ----------


See accompanying notes to consolidated financial statements.

                       HOME FEDERAL BANCORP, INC. OF LOUISIANA

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)

                                                               Six Months Ended
                                                                  December 31,
                                                            ----------------------
                                                                2006         2005
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase in Deposits                                 $ 4,994,748  $ 2,335,144
 Proceeds from Federal Home Loan Bank Advances              4,750,000    3,025,000
 Repayments of Advances from Federal Home Loan Bank        (1,801,457)  (1,367,708)
 Net Decrease in Mortgage-Escrow Funds                       (123,819)     (97,680)
 Dividends Paid                                              (168,946)    (142,358)
 Acquisition of Treasury Stock                                (54,306)          --
 Acquisition of Stock for Recognition and Retention Plan           --     (654,040)
                                                            ---------    ---------

       Net Cash Provided by Financing Activities            7,596,220    3,098,358
                                                            ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   8,180,485    2,695,847

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                                  4,929,595    9,292,489
                                                           ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $13,110,080  $11,988,336
                                                           ==========   ==========
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest Paid on Deposits and Borrowed Funds              $1,637,846  $ 1,124,617
 Income Taxes Paid                                            136,913      188,160
 Market Value Adjustment for Gain (Loss) on  Securities
   Available-for-Sale                                       3,162,072   (2,754,441)























See accompanying notes to consolidated financial statements.

             HOME FEDERAL BANCORP, INC. OF LOUISIANA

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2006, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2007.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the "Company") to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 60.4% of our outstanding common stock at December 31, 2006. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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


             HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six month periods ended December 31, 2006 and 2005 were calculated as follows:

                                          Three Months Ended     Three Months Ended
                                           December 31, 2006      December 31, 2005
                                          --------------------  --------------------
                                             Basic   Diluted       Basic    Diluted
                                          ---------  ---------  ---------  ---------
Net Income                                  173,948    173,948    155,969    155,969
Weighted average shares outstanding       3,373,758  3,373,758  3,382,957  3,382,957
Effect of unvested common stock awards           --      4,292         --        --(1)
                                          ---------  ---------  ---------  ---------
Adjusted weighted average shares used in
  Earnings per share computation          3,373,758  3,378,050  3,382,957  3,382,957
                                          ---------  ---------  ---------  ---------

Earnings per share                            $0.05      $0.05      $0.05      $0.05
                                               ====       ====       ====       ====

                                            Six Months Ended      Six Months Ended
                                            December 31, 2006     December 31, 2005
                                          --------------------  --------------------
                                             Basic   Diluted       Basic   Diluted
                                          --------- ----------  ---------  ---------
Net Income                                  331,961    331,961    353,792    353,792
Weighted average shares outstanding       3,370,828  3,370,828  3,407,154  3,407,154
Effect of unvested common stock awards           --      4,312         --         --(1)
                                          ---------  ---------  ---------  ---------
Adjusted weighted average shares used in
  Earnings per share computation          3,370,828  3,375,140  3,407,154  3,407,154
                                          ---------  ---------  ---------  ---------

Earnings per share                            $0.10      $0.10      $0.10      $0.10
                                               ====       ====       ====       ===
______________________
(1)  Unvested common stock awards had no impact on diluted earnings per share because the options exercise price was greater than the average market value price of the common shares.


3.   RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totaled 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced. As of December 31, 2006, the Company


             HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



had purchased 69,756 shares at an aggregate cost of $688,439. During the six months ended December 31, 2006, 13,661 shares vested and were released from the Recognition Plan Trust and 56,095 shares remained in the Recognition Plan Trust at December 31, 2006.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned. As of December 31, 2006, 1,490 awards had been forfeited. In the case of death or disability of the recipient or a change in control of the Company, however, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee's employment or service as a director is terminated. As of December 31, 2006, 3,532 stock options had been forfeited and are available for future grant. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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


             HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.


























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

Discussion of Financial Condition Changes from June 30, 2006 to
December 31, 2006
---------------------------------------------------------------

At December 31, 2006, total assets amounted to $124.2 million compared to $114.0 million at June 30, 2006, an increase of approximately $10.2 million, or 8.9%. This increase was primarily due to an increase in cash and cash equivalents of $8.2 million, or 167.3%, an increase in investment securities of $820,000, or 1.0%, and an increase in loans receivable of $2.2 million, or 10.6%. These increases were offset by a decrease in the Company's deferred tax asset of $1.1 million, or 68.7%.

The increase in cash and cash equivalents was due primarily to proceeds received through deposits and advances from the Federal Home Loan Bank of Dallas. The increase in investment securities was primarily due to an increase in the market value of securities available-for-sale. This increase in the market value in available-for-sale securities reduced the deferred tax asset associated with unrealized loss associated with these securities. The increase in loans receivable was primarily due to the purchase of first mortgage loans originated by another mortgage loan company.

The Company's total liabilities amounted to $93.3 million at December 31, 2006, an increase of approximately $7.8 million, or 9.1%, compared to total liabilities of $85.5 million at June 30, 2006. The primary reason for the increase in liabilities was due to the $5.0 million, or 7.0%, increase of customers' deposits due to normal deposits inflow, and a $3.0 million, 22.4%, increase in advances from the Federal Home Loan Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


Stockholders' equity increased $2.4 million, or 8.4%, to $30.9 million at December 31, 2006 compared to $28.5 million at June 30, 2006. This increase was primarily the result of the change in the Company's Accumulated Other Comprehensive Loss associated with securities available-for-sale of $2.1 million, or 67.7%, the recognition of net income of $332,000 for the six months ended December 31, 2006, and the distribution of shares associated with the Company's Recognition Plan of $137,000. These increases were offset by dividends of $169,000 paid during the six months ended December 31, 2006, and the acquisition of treasury shares of $54,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2006, Home Federal Savings and Loan's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2006 and 2005
-------------------------------------------------------------------

General
-------

Net income amounted to $174,000 for the three months ended December 31, 2006 compared to $156,000 for the same period in 2005, an increase of $18,000, or 11.5%. The increase was primarily due to increases in non-interest income, partially offset by increases in non-interest expense and income taxes.

For the six months ended December 31, 2006, net income amounted to $332,000, compared to $354,000 for the same period in 2005, a decrease of $22,000, or 6.2%. The decrease was primarily due to decreases in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense, and an increase in non-interest income.

Net Interest Income
-------------------

Net interest income for the three months ended December 31, 2006, was $793,000, a decrease of $1,000, or .1%, in comparison to the three months ended December 31, 2005. This decrease was due primarily to the increase the Company's cost of funds.

Net interest income for the six months ended December 31, 2006, was $1,576,000, a decrease of $45,000 in comparison to the six months ended December 31, 2005. This decrease was due primarily to the increase in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank, partially offset by an increase in total interest income.

The Company's average interest rate spread was 1.80% and 1.89% for the three and six months ended December 31, 2006, compared to 2.17% and 2.21% for the three and six months ended December 31, 2005. The Company's net interest margin was 2.69% and 2.75% for the three and six months ended December 31, 2006, compared to 2.95% and 2.99% for the three and six months ended December 31, 2005. The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense and average cost associated with deposits and advances from the Federal Home Loan Bank.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal's market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal's loan portfolio, no provisions for loan losses were made during the three and six months ended December 31, 2006 or 2005. The Association's allowance for loan losses was $235,000, or 1.01% of total loans, at December 31, 2006 compared to $235,000, or 1.28% of total loans at December 31, 2005. Home Federal did not have any non-performing loans at December 31, 2006 or 2005. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $94,000 for the three months ended December 31, 2006, compared to $29,000 for the same period in 2005. The increase was primarily due to an increase of $101,000 in gain on sale of investments partially offset by a decrease in other income.

Total non-interest income amounted to $151,000 for the six months ended December 31, 2006, compared to $93,000 for the same period in 2005. The increase was primarily due to increases in gain on sale of securities and other income.

Non-interest Expense
--------------------

Total non-interest expense increased $31,000, or 5.2%, for the three months ended December 31, 2006 compared to the prior year period. The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $12,000, or 3.2%, over the prior year period and an increase franchise and bank shares tax partially offset by decreases in professional fees and advertising expense.

Total non-interest expense increased $41,000, or 3.5%, for the six months ended December 31, 2006 compared to the prior year period. The increase was primarily due to an increase of $28,000, or 3.9%, in compensation and benefits expense, and an increase in franchise and bank shares tax expense of $79,000, partially offset by decreases in professional fees and advertising expense.

The increase in compensation and benefits expenses was a result of the Company's recognition of a full six months of expense associated with the vested amount of stock options granted by the Company during the quarter ended September 30, 2005, as well as the expense associated with the Company's awards pursuant to the Recognition Plan also granted during the quarter ended September 30, 2005. Options associated with the Company's stock option plan and shares associated with the Company's Recognition Plan were granted on August 18, 2005. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $16,000 and $34,000, respectively, for the three months ended December 31, 2006, and $31,000 and $68,000, respectively, for the six months ended December 31, 2006.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax. This tax is assessed on the Association's equity and earnings. For the three and six months ended December 31, 2006, the Company recognized expense of $36,000 and $73,000, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

These increases were offset by decreases in audit and professional fees, and a decrease in other expense during the three and six months ended December 31, 2006 compared to the prior year periods. The decrease in audit and professional fees was due primarily to a decrease in legal fees of approximately $19,000 and $24,000 during the three and six months ended December 31, 2006, respectively. During the three and six months ended December 31, 2005, the Company incurred additional legal fees associated with the drafting and adoption of its stock option plan and Recognition Plan. The decrease in other expense was due primarily to a decrease in registrar and transfer agent fees, office supplies, and telephone expenses for the six months ended December 31, 2006 compared to the 2005 period.

Income Taxes
------------

Income taxes amounted to $89,000 and $75,000 for the three months ended December 31, 2006 and 2005, respectively, resulting in
effective tax rates of 33.9% and 32.4%, respectively.   Income
taxes amounted to $171,000 and $177,000 for the six months ended December 31, 2006 and 2005, respectively, resulting in an effective tax rate of 34.0% and 33.3%, respectively.

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

Home Federal Savings and Loan's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Home Federal Savings and Loan's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $3,771,000 at December 31, 2006.

A significant portion of Home Federal Savings and Loan's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Home Federal Savings and Loan's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At December 31, 2006, Home Federal Savings and Loan had $16.4 million in advances from the Federal Home Loan Bank of Dallas.

At December 31, 2006, Home Federal Savings and Loan had outstanding loan commitments of $1.5 million to originate loans.
At December 31, 2006, certificates of deposit scheduled to mature in less than one year, totaled $39.8 million.

Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. Home Federal Savings


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


and Loan intends to utilize its high levels of liquidity to fund its lending activities. If additional funds are required to fund lending activities, Home Federal Savings and Loan intends to sell its securities classified as available-for-sale as needed.

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At
December 31, 2006, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 22.05%, 22.05% and 83.74%, respectively.

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

Off-Balance Sheet Arrangements
------------------------------

At December 31, 2006, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange
Commission rules.

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




MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Purchases of Equity Securities

     The following table represents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2007:

                                                                         Total Number   Maximum
                                                                           of Shares    Number of
                                                                          Puchased as  Shares that
                                                                            Part of     May Yet Be
                                                  Total        Average     Publicly     Purchased
                                                Number of       Price      Announced    Under the
                                                  Shares       Paid per    Plans or     Plans or
                Period                           Purchased      Share      Programs     Programs
---------------------------------------------  -----------   ----------   ----------  -----------
Month #1 October 1, 2006 - October 31, 2006          --      $     --           --     121,658

Month #2 November 1, 2006 -  November 30, 2006    1,580         10.23           --     121,658

Month #3 December 1, 2006 - December 31, 2006        --            --           --     121,658
                                                  -----       -------       ------     -------
     Total                                        1,580      $  10.23           --     121,658
                                                  =====       =======       ======     =======



Notes to this table:

(a) On January 11, 2006, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program").

(b) The Company was authorized to repurchase 10% or 142,358 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c) The program had an expiration date of January 18, 2007. On January 10, 2007, the Company announced an extension of the program until January 18, 2008 to purchase the remaining 121,658 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this report:

     No.     Description
     -----   -----------------------------------------------
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





Date:   February 14, 2007           By: /s/ Daniel R. Herndon
        -----------------              -------------------------------------
                                       Daniel R. Herndon
                                       President and Chief Executive Officer


Date:   February 14, 2007           By: /s/ Clyde D. Patterson
        -----------------              -------------------------------------
                                        Clyde D. Patterson
                                        Executive Vice President
                                        (principal financial officer)