Form 10QSB
period 2007-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2007-05-14
CIK 1302901

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2007
                              __________________________________

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from ____________ to _______________


Commission File Number:  000-51117
                       _______________


                  HOME FEDERAL BANCORP, INC. OF LOUISIANA
______________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


          Federal                                       86-1127166
__________________________________         ___________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X    No
                    ----      ----

     Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes       No  X
                                                      ----     ----

     Shares of common stock, par value $.01 per share, outstanding as of May 14, 2007: The registrant had 3,449,202 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,313,827 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

     Transitional Small Business Disclosure Format:   Yes      No  X
                                                          ----   ----



                                       INDEX

                                                                        Page
                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition...............  1

           Consolidated Statements of Income............................  2

           Consolidated Statements of Changes in Stockholders' Equity...  3

           Consolidated Statements of Cash Flows........................  4

           Notes to Consolidated Financial Statements...................  6

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

Item 3:    Defaults upon Senior Securities.............................. 18

Item 4:    Submission of Matters to a Vote of Security Holders.......... 18

Item 5:    Other information............................................ 19

Item 6:    Exhibits..................................................... 19


SIGNATURES




                  HOME FEDERAL BANCORP, INC. OF LOUISIANA

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     March 31,      June 30,
                                                       2007           2006
                                                   -----------     ---------
                                                   (Unaudited)     (Audited)
ASSETS

Cash and Cash Equivalents                         $ 10,369,784   $  4,929,595
Securities Available-for-Sale                       83,023,083     83,693,681
Securities Held-to-Maturity                          1,437,433      1,424,866
Loans Held for Sale                                         --             --
Loans Receivable, Net                               25,832,370     20,866,177
Accrued Interest Receivable                            487,139        464,908
Premises and Equipment, Net                            937,053        947,584
Deferred Tax Asset                                     550,273      1,597,083
Other Assets                                            96,159         76,218
                                                   -----------    -----------
    Total Assets                                  $122,733,294   $114,000,052
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                        $ 76,001,391   $ 71,278,564
  Advances from Borrowers for Taxes and Insurance      141,356        219,054
  Advances from Federal Home Loan Bank of Dallas    15,371,550     13,417,166
  Other Accrued Expenses and Liabilities               635,019        545,991
                                                   -----------    -----------
    Total Liabilities                               92,149,316     85,460,775
                                                   ===========    ===========
COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock - 8,000,000 shares of $.01
   par value authorized; 3,558,958 shares issued;
   3,489,002 shares outstanding and 3,538,258
   shares outstanding at March 31, 2007 and
   June 30, 2006, respectively                          14,236         14,236
  Additional paid-in capital                        13,492,821     13,445,231
  Retained Earnings - Partially Restricted          20,411,832     20,148,695
  Unearned ESOP Stock                               (1,011,024)    (1,053,731)
  Unearned RRP Trust Stock                            (551,020)      (688,439)
  Accumulated Other Comprehensive Loss              (1,053,697)    (3,116,215)
  Treasury Stock - At Cost                            (719,170)      (210,500)
                                                   -----------    -----------
    Total Stockholders' Equity                      30,583,978     28,539,277
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $122,733,294   $114,000,052
                                                   ===========    ===========


See accmpanying notes to consolidated financial statements.

                   HOME FEDERAL BANCORP, INC. OF LOUISIANA

                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                 For the Three Months Ended   For the Nine Months Ended
                                            March 31,                   March 31,
                                  -------------------------   -------------------------
                                        2007        2006            2007        2006
                                     ---------  -----------      ---------   ----------
INTEREST INCOME
 Loans, Including Fees              $  457,421  $  320,877      $1,258,593  $1,044,963
 Investment Securities                  66,494     120,514         219,138     261,566
 Mortgage-Backed Securities          1,089,373     921,975       3,221,663   2,706,232
 Other Interest-Earning Assets          75,779      50,275         199,930     150,334
                                     ---------   ---------       ---------   ---------
     Total Interest Income           1,689,067   1,413,641       4,899,324   4,163,095
                                     ---------   ---------       ---------   ---------
INTEREST EXPENSE
 Deposits                              711,541     533,708       2,018,809   1,540,932
 Federal Home Loan Bank Borrowings     185,661      85,609         512,504     207,155
                                     ---------   ---------       ---------   ---------
     Total Interest Expense            897,202     619,317       2,531,313   1,748,087
                                     ---------   ---------       ---------   ---------
     Net Interest Income               791,865     794,324       2,368,011   2,415,008
                                     ---------   ---------       ---------   ---------

PROVISION FOR LOAN LOSSES                  435          --             435          --
                                     ---------   ---------       ---------   ---------
     Net Interest Income after
       Provision for Loan Losses       791,430     794,324       2,367,576   2,415,008
                                     ---------   ---------       ---------   ---------
NON-INTEREST INCOME
 Gain on Sale of Loans                   3,127       1,145           3,127      16,310
 Gain on Sale of Investments            67,286          --         168,327      52,209
 Other Income                            6,458      10,411          56,397      35,701
                                     ---------   ---------       ---------   ---------
     Total Non-Interest Income          76,871      11,556         227,851     104,220
                                     ---------   ---------       ---------   ---------
NON-INTEREST EXPENSE
 Compensation and Benefits             361,397     382,388       1,113,873   1,106,599
 Occupancy and Equipment                44,177      45,906         136,791     134,172
 Data Processing                        22,157      24,340          55,636      62,686
 Audit and Professional Fees            52,047      62,128         176,178     213,504
 Franchise and Bank Shares Tax          39,497       4,027         118,316      12,080
 Deposit Insurance Premiums              2,290       2,417           6,976       7,252
 Other Expense                          67,952      70,155         206,060     237,885
                                     ---------   ---------       ---------   ---------
     Total Non-Interest Expense        589,517     591,361       1,813,830   1,774,178
                                     ---------   ---------       ---------   ---------
     Income Before Income Taxes        278,784     214,519         781,597     745,050

PROVISION FOR INCOME TAX EXPENSE        94,584      72,813         265,436     249,552
                                     ---------   ---------       ---------   ---------
     Net Income                     $  184,200  $  141,706      $  516,161  $  495,498
                                     =========   =========       =========   =========
     INCOME PER COMMON SHARE:

              Basic                 $     0.05  $     0.04      $     0.15  $     0.15
                                       =======     =======         =======     =======
              Diluted               $     0.05  $     0.04      $     0.15  $     0.15
                                       =======     =======         =======     =======
     DIVIDENDS DECLARED             $     0.06  $     0.06      $     0.18  $     0.16
                                       =======     =======         =======     =======

See accmpanying notes to consolidated financial statements.

                                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 NINE MONTHS ENDED MARCH 31, 2007 AND 2006



                                                                                                       Accumulated
                                                                                                          Other
                                         Additional     Unearned      Unearned                           Compre-       Total
                                Common     Paid-in        ESOP        RRP Trust    Retained  Treasury     hensive   Stockholders'
                                 Stock     Capital        Stock        Stock       Earnings   Stock    Income (Loss)   Equity
                                 ------  ----------     ----------   ----------   ----------  -------  -----------   ----------
BALANCE - JUNE 30, 2005         $14,236  $13,391,061    $(1,110,683) $      --  $19,827,439 $      --  $   309,421   $32,431,474

Net Income                           --           --             --         --      495,498        --           --       495,498
Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net of Tax Effects       --           --             --         --           --        --   (2,054,804)   (2,054,804)

ESOP Compensation Earned             --         (573)        42,716         --           --        --           --        42,143

Acquisition of RRP Stock             --           --             --   (654,040)          --        --           --      (654,040)

Dividends Paid                       --           --             --         --     (227,773)       --           --      (227,773)

Stock Options Vested                 --       38,700             --         --           --        --           --        38,700

Acquisition Treasury Stock           --           --             --         --           --    (7,000)          --        (7,000)
                                 ------   ----------     ----------   --------   ----------    ------   ----------    ----------

BALANCE - MARCH 31, 2006        $14,236  $13,429,188    $(1,067,967) $(654,040) $20,095,164 $  (7,000) $(1,745,383)  $30,064,198
                                 ======   ==========     ==========   ========   ==========    ======   ==========    ==========


BALANCE - JUNE 30, 2006         $14,236  $13,445,231    $(1,053,731) $(688,439) $20,148,695 $(210,500) $(3,116,215)  $28,539,277

Net Income                           --           --             --         --      516,161        --           --       516,161
Other Comprehensive Loss:
 Changes in Unrealized Gain
  (Loss) on Securities Available-
  for-Sale, Net of Tax Effects       --           --             --         --           --        --    2,062,518     2,062,518

RRP Shares Earned                    --           --             --    137,419           --        --           --       137,419

Stock Options Vested                 --       46,173             --         --           --        --           --        46,173

ESOP Compensation Earned             --        1,417         42,707         --           --        --           --        44,124

Dividends Declared                   --           --             --         --     (253,024)       --           --      (253,024)

Acquisition Treasury Stock           --           --             --         --               (508,670)                  (508,670)
                                 ------   ----------     ----------   --------   ----------    ------   ----------    ----------

BALANCE - MARCH 31, 2007        $14,236  $13,492,821    $(1,011,024) $(551,020) $20,411,832 $(719,170) $(1,053,697)  $30,583,978
                                 ======   ==========     ==========   ========   ==========    ======   ==========    ==========

See accmpanying notes to consolidated financial statements.

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                      2007           2006
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $    516,161   $    495,498
 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
    Net Amortization and Accretion on Securities                    (138,183)       (59,615)
    Gain on Sale of Investments                                     (168,327)       (52,209)
    Amortization of Deferred Loan Fees                               (10,484)       (36,162)
    Depreciation of Premises and Equipment                            47,831         49,023
    ESOP Expense                                                      44,124         42,143
    Stock Option Expense                                              46,174         38,700
    Recognition and Retention Plan Expense                           100,955         86,655
    Deferred Income Tax                                              (15,699)       (13,158)
    Changes in Assets and Liabilities
      Loans Held-for-Sale                                                 --         70,000
      Accrued Interest Receivable                                    (22,231)        18,670
      Other Operating Assets                                         (19,941)       (10,762)
      Other Operating Liabilities                                    125,492        (20,614)
                                                                  ----------     ----------
       Net Cash Provided by Operating Activities                     505,872        608,169
                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections     (4,963,504)     3,702,026
Deferred Loan Fees Collected                                           7,735         13,933
Acquisition of Premises and Equipment                                (37,299)      (490,679)
 Activity in Available-for-Sale Securities:
  Proceeds from Sales and Maturities of Securities                21,086,377      3,378,017
  Principal Payments on Mortgage-backed Securities                 7,785,858      8,463,043
  Purchases of Securities                                        (24,770,102)   (17,317,344)
 Activity in Held-to-Maturity Securities
  Proceeds from Redemption or Maturity of Investments                     --             --
  Principal Payments on Mortgage-Backed Securities                   111,633        126,872
  Purchases of Securities                                           (124,200)            --
                                                                  ----------     ----------
       Net Cash Used in Investing Activities                        (903,502)    (2,126,732)
                                                                  ----------     ----------

See accmpanying notes to consolidated financial statements.

                 HOME FEDERAL BANCORP, INC. OF LOUISIANA

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2007           2006
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                   $  4,722,827    $ 5,395,482
Proceeds from Federal Home Loan Bank Advances                 4,750,000      3,025,000
Repayments of Advances from Federal Home Loan Bank           (2,795,616)    (2,091,095)
Net Decrease in Mortgage-Escrow Funds                           (77,698)       (12,598)
Dividends Paid                                                 (253,024)      (227,773)
Acquisition of Treasury Stock                                  (508,670)        (7,000)
Acquisition of Stock for Recognition and Retention Plan              --       (654,040)
                                                              ---------      ---------

       Net Cash Provided by Financing Activities              5,837,819      5,427,976
                                                              ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,440,189      3,909,413

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                                   4,929,595      9,292,489
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 10,369,784    $13,201,902
                                                             ==========     ==========

SUPPLEMENTARY CASH FLOW INFORMATION
  Interest Paid on Deposits and Borrowed Funds             $  2,505,416    $ 1,706,747
  Income Taxes Paid                                             250,913        260,160
  Market Value Adjustment for Gain (Loss) on Securities
    Available-for-Sale                                        3,125,026     (3,113,338)


















See accmpanying notes to consolidated financial statements.

            HOME FEDERAL BANCORP, INC. OF LOUISIANA

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the "Company") and its subsidiary, Home Federal Savings and Loan Association (the "Association"). These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2007, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2007.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the "Company") to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 61.2% of our outstanding common stock at March 31, 2007. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

            HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine month periods ended March 31, 2007 and 2006 were calculated as follows:

                                            Three Months Ended      Three Months Ended
                                              March 31, 2007          March 31, 2006
                                          ---------------------   ---------------------
                                             Basic     Diluted       Basic     Diluted
                                          ---------   ---------   ---------   ---------
Net Income                               $  184,200  $  184,200  $  141,706  $  141,706
Weighted average shares outstanding       3,349,110   3,349,110   3,384,039   3,384,039
Effect of unvested common stock awards           --       3,566          --       4,888
                                          ---------   ---------   ---------   ---------
Adjusted weighted average shares used in
 earnings per share computation           3,349,110   3,352,676   3,384,039   3,388,911
                                          ---------   ---------   ---------   ---------
Earnings per share                       $      .05  $      .05  $      .04  $      .04
                                          =========   =========   =========   =========

                                             Nine Months Ended       Nine Months Ended
                                              March 31, 2007          March 31, 2006
                                          ---------------------   ---------------------
                                             Basic     Diluted       Basic     Diluted
                                          ---------   ---------   ---------   ---------
Net Income                               $  516,161  $  516,161  $  495,498  $  495,498
Weighted average shares outstanding       3,363,589   3,363,589   3,399,449   3,399,449
Effect of unvested common stock awards           --       4,064          --          --
                                          ---------   ---------   ---------   ---------
Adjusted weighted average shares used in
  earnings per share computation          3,363,589     367,653   3,399,444   3,400,563
                                          ---------   ---------   ---------   ---------
Earnings per share                       $      .15  $      .15  $      .15  $      .15
                                          =========   =========   =========   =========


3.   RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company's common stock subject to award under the Recognition Plan totaled 69,756 shares. As shares are acquired for the Recognition Plan, the purchase price of these shares will be recorded as a contra equity account. As the shares are distributed, the contra equity account will be reduced. As of March 31, 2007, the Company had purchased 69,756 shares at an aggregate cost of $688,439. During the nine months ended March 31, 2007, 13,661 shares vested and were released from the Recognition Plan Trust and 56,095 shares remained in the Recognition Plan Trust at March 31, 2007.

            HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned. As of March 31, 2007, 1,490 awards had been forfeited. In the case of death or disability of the recipient or a change in control of the Company, however, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. No vesting shall occur after an employee's employment or service as a director is terminated. As of March 31, 2007, 3,532 stock options had been forfeited and are available for future grant. In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable. The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

            HOME FEDERAL BANCORP, INC. OF LOUISIANA

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain prescribed situations. In addition, SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be measured at fair value, if practicable. The FASB recommends that entities should adopt this Statement as of the beginning of their first fiscal year that begins after September 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, Postretirement Plans. This Statement requires and employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In June 2006, the FASB issued Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.













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

Discussion of Financial Condition Changes from June 30, 2006 to
March 31, 2007
---------------------------------------------------------------

At March 31, 2007, total assets amounted to $122.7 million compared to $114.0 million at June 30, 2006, an increase of approximately $8.7 million, or 7.7%. This increase was primarily due to an increase in cash and cash equivalents of $5.4 million, or 110.3%, and an increase in loans receivable of $5.0 million, or 23.8%. These increases were offset by a decrease in the Company's deferred tax asset of $1.0 million, or 65.6%.

The increase in cash and cash equivalents was due primarily to proceeds received through deposits and advances from the Federal Home Loan Bank of Dallas. The increase in loans receivable was primarily due to the purchase of first mortgage loans originated by another mortgage loan company.

The Company's total liabilities amounted to $92.1 million at March 31, 2007, an increase of approximately $6.6 million, or 7.7%, compared to total liabilities of $85.5 million at June 30, 2006. The primary reason for the increase in liabilities was due to the $4.7 million, or 6.6%, increase of customers' deposits due to normal deposits inflow, and a $2.0 million, or 14.6%, increase in advances from the Federal Home Loan Bank of Dallas.

Stockholders' equity increased $2.1 million, or 7.0%, to $30.6 million at March 31, 2007 compared to $28.5 million at June 30, 2006. This increase was primarily the result of the change in the Company's Accumulated Other Comprehensive Loss associated with securities available-for-sale of $2.0 million, or 66.2%, the recognition of net income of $516,000 for the nine months ended March 31, 2007, and the


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)


distribution of shares associated with the Company's Recognition
Plan of $137,000. These increases were offset by dividends of $253,000 paid during the nine months ended March 31, 2007, and the acquisition of treasury shares of $509,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At
March 31, 2007, the Association's regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month
Periods Ended March 31, 2007 and 2006
------------------------------------------------------------

General
-------

Net income amounted to $184,000 for the three months ended March 31, 2007, or basic earnings per share of $.05, compared to $142,000 for the same period in 2006, or basic earnings per share of $.04, an increase of $42,000, or 29.6%. The increase was primarily due to increases in non-interest income, partially offset by increases in income taxes.

For the nine months ended March 31, 2007, net income amounted to $516,000, compared to $495,000 for the same period in 2006, an increase of $21,000, or 4.2%. For the nine months ended March 31, 2007 and 2006, basic earnings per share was $.015. The increase in net income was primarily due to an increase in non-interest income, partially offset by a decrease in nit interest income and increases in non-interest expense and income taxes.

Net Interest Income
-------------------

Net interest income for the three months ended March 31, 2007, was $792,000, a decrease of $2,000, or 0.2%, in comparison to the three months ended March 31, 2006. This decrease was due primarily to the increase the Company's cost of funds combined with increases in the average balance of deposits and borrowings.

Net interest income for the nine months ended March 31, 2007, was $2.4 million, a decrease of $47,000 in comparison to the nine months ended March 31, 2006. This decrease was due primarily to the increase in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank, partially offset by an increase in total interest income.

The Company's average interest rate spread was 1.76% and 1.85% for the three and nine months ended March 31, 2007, compared to 2.14% and 2.19% for the three and nine months ended March 31, 2006. The Company's net interest margin was 2.66% and 2.72% for the three and nine months ended March 31, 2007, compared to 2.91% and 2.97% for the three and nine months ended March 31, 2006.
The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense and average cost associated with deposits and advances from the Federal Home Loan Bank.

Provision for Losses on Loans
-----------------------------

Based on an analysis of historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio, a provision for loan losses of $435 was made during the three and nine months ended March 31, 2007. No provisions for loan losses were made during the three and nine months ended March 31, 2006. The Association's allowance for loan losses was $235,000, or 0.9% of total loans, at March 31, 2007 compared to $235,000, or 1.0% of total loans at March 31, 2006.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



The Association did not have any non-performing loans at March 31, 2007 or 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income
-------------------

Total non-interest income amounted to $77,000 for the three months ended March 31, 2007, compared to $11,000 for the same period in 2006. The increase was primarily due to an increase of $67,000 in gain on sale of investments partially offset by a decrease in other income.

Total non-interest income amounted to $228,000 for the nine months ended March 31, 2007, compared to $104,000 for the same period in 2006. The increase was primarily due to increases in gain on sale of securities and other income partially offset by a decrease in gains on sale of loans.

Non-interest Expense
--------------------

Total non-interest expense decreased $2,000, or 0.3%, for the three months ended March 31, 2007 compared to the prior year period. The decrease in non-interest expense was primarily due to a decrease in compensation and benefits expense of $21,000, or 5.5%, over the prior year period and decreases in professional fees and advertising expense. These decreases were partially offset by an increase in franchise and bank shares tax.

Total non-interest expense increased $40,000, or 2.2%, for the nine months ended March 31, 2007 compared to the prior year period. The increase was primarily due to an increase in franchise and bank shares tax expense of $118,000, partially offset by decreases in professional fees and advertising expense.

The increase in compensation and benefits expense for the nine months ended March 31, 2007 was a result of the Company's recognition of a full nine months of expense associated with the vested amount of stock options granted by the Company during the quarter ended September 30, 2005, as well as the expense associated with the Company's awards pursuant to the Recognition Plan also granted during the quarter ended September 30, 2005. Options associated with the Company's stock option plan and shares associated with the Company's Recognition Plan were granted on August 18, 2005. Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,000 and $33,000, respectively, for the three months ended March 31, 2007, and $46,000 and $101,000, respectively, for the nine months ended March 31, 2007.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax. This tax is assessed on the Association's equity and earnings. For the three and nine months ended March 31, 2007, the Company recognized expense of $36,000 and $109,000, respectively, compared to $4,000 and $12,000 for the three and nine months ended March 31, 2006, respectively.

These increases were offset by decreases in audit and professional fees, and a decrease in other expense during the three and nine months ended March 31, 2007 compared to the prior year periods. The decrease in audit and professional fees was due primarily to a decrease in legal fees of approximately $8,000 and $33,000 during the three and nine months ended March 31, 2007, respectively. During the three and nine months ended March 31, 2006, the Company incurred additional legal fees associated with the drafting and adoption of its stock option plan and Recognition Plan. The decrease in other expense was due primarily to a decrease in registrar and transfer agent fees, office supplies, and telephone expenses for the nine months ended March 31, 2007 compared to the 2006 period.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



Income Taxes
------------

Income taxes amounted to $95,000 and $73,000 for the three months ended March 31, 2007 and 2006, respectively, resulting in effective tax rate of 33.9% for both periods. Income taxes amounted to $265,000 and $250,000 for the nine months ended March 31, 2007 and 2006, respectively, resulting in an effective tax rate of 34.0% and 33.5%, respectively.

Liquidity and Capital Resources
-------------------------------

The Association maintains levels of liquid assets deemed adequate by management. The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Association invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. The Association's deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.4 million at March 31, 2007.

A significant portion of the Association's liquidity consists of securities classified as available-for-sale and cash and cash equivalents. The Association's primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If the Association requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds. At March 31, 2007, the Association had $15.4 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2007, the Association had outstanding loan commitments of $1.8 million to originate loans. At March 31, 2007, certificates of deposit scheduled to mature in less than one year, totaled $39.3 million.

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

The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At March 31, 2007, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 22.29%, 22.29% and 81.67%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)



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

Off-Balance Sheet Arrangements
------------------------------

At March 31, 2007, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange
Commission rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS


     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Purchases of Equity Securities

     The following table represents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2007:

                                                                                 Total Number of      Maximum Number
                                                     Total                       Shares Purchased   of Shares that May
                                                   Number of                   as Part of Publicly   Yet be Purchased
                                                     Shares     Average Price    Announced Plans    Under the Plans or
           Period                                  Purchased   Paid per Share      or Programs           Programs
------------------------------                    ----------   --------------  -------------------  ------------------
Month #1 January 1, 2007 - January 31, 2007           --        $    --                  --            120,078
Month #2 February 1, 2007 - February 28, 2007     43,800          10.35              43,800             76,278
Month #3 March 1, 2007 - March 31, 2007              100          10.35                 100             76,178
                                                  ------          -----              ------            -------
        Total                                     43,900        $ 10.35              43,900             76,178
                                                  ======          =====              ======            =======

Notes to this table:

(a) On January 11, 2006, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program").

(b) The Company was authorized to repurchase 10% or 142,358 of the outstanding shares other than shares held by Home Federal
  Mutual Holding Company.

(c)  The program had an expiration date of January 18, 2007.  On
  January 10, 2007, the Company announced an extension of the program until January 18, 2008 to purchase the remaining shares.

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





Date:   May 14, 2007             By: /s/ Daniel R. Herndon
        ----------------             --------------------------
                                     Daniel R. Herndon
                                     President and Chief Executive Officer


Date:   May 14, 2007             By: /s/ Clyde D. Patterson
        ----------------             --------------------------
                                     Clyde D. Patterson
                                     Executive Vice President
                                     (principal financial officer)