Form 10KSB
period 2007-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2007-09-28
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51117
HOME FEDERAL BANCORP, INC. OF LOUISIANA

(Name of Small Business Issuer in Its Charter)

Federal	86-1127166

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

624 Market Street, Shreveport, Louisiana	71101

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number (318) 222-1145
Securities registered under Section 12(b) of the Exchange Act: Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock (par value $.01 per share)

(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Issuer’s revenues for its most recent fiscal year ended June 30, 2007: $6.8 million.
     As of September 26, 2007, the aggregate value of the 906,185 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes an aggregate of 2.5 million shares held by all directors and executives officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”), Employees’ Savings and Profit Sharing Plan (“401(k) Plan”), Recognition and Retention Plan (“RRP”) Trust and 2.1 million shares held by Home Federal Mutual Holding Company of Louisiana as a group, was approximately $9.1 million. This figure is based on the closing sales price of $10.00 per share of the Registrant’s Common Stock on September 25, 2007. Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
     Number of shares of Common Stock outstanding as of September 26, 2007: 3,383,287
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated.
(1)	Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 7 and Part III, Item 13 of this Form 10-KSB.
(2)	Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated into Part III, Items 9 through 12 and Item 14.
Transitional Small Business Disclosure Format: Yes ☐  No ☑

Home Federal Bancorp Inc. of Louisiana
Form 10-KSB
For the Year Ended June 30, 2007

i

PART I
Item 1. Description of Business
General
          On January 18, 2005, Home Federal Savings and Loan Association (“Home Federal Savings and Loan” or the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (“Home Federal Bancorp” or the “Company”) to serve as the stock holding company for the Association. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its then outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares. As of June 30, 2007, Home Federal Mutual Holding Company held 63.0% of Home Federal Bancorp’s issued and outstanding common stock. The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana. The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.
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
Subsidiaries
          At June 30, 2007, the Association had one subsidiary, Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.
Employees
          Home Federal Savings and Loan had 17 full-time employees and 2 part-time employees at June 30, 2007. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.
Lending Activities
          General. At June 30, 2007, our net loan portfolio amounted to $25.2 million, representing approximately 21.2% of total assets at that date. Historically, our principal lending activity has been the origination of one- to four-family residential loans. At June 30, 2007, one- to four-family residential loans amounted to $16.7 million, or 65.3% of the total loan portfolio. As part of our desire to diversify the loan portfolio, we also offer consumer loans, which includes home equity loans, second mortgage loans and lines of credit and amounted to $5.2 million, or 20.4% of the total loan portfolio at June 30, 2007.
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
          A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of Thrift Supervision permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2007, our regulatory limit on loans-to-one borrower was $4.2 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3,108,518, $444,888, $427,051, $356,538 and $271,617. Each of our five largest loans or groups of loans was performing in accordance with its terms at June 30, 2007. The loan commitment described below is related to our largest loan to one borrower. We expect to be able to utilize the higher limit applicable for domestic residential housing units upon approval by the Office of Thrift Supervision.
          Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits. Our Board has authorized a loan commitment of approximately $1.5 million to a limited partnership established by the Housing Authority of Bossier City, Louisiana, which we expect to be entered into in the third or fourth quarter of fiscal 2008. The loan will be secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents. The commitment letter will include a condition that the Housing Authority of Bossier City, Louisiana executes takeout agreements with respect to our position in the event of default.
          Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2007		2006
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$16,669	65.27%	$13,721	64.72%
Other mortgage	3,650	14.29	3,164	14.92

Total real estate loans	20,319	79.56	16,885	79.64

Consumer loans:
Home equity loans and second mortgage loans	4,454	17.43	3,287	15.50
Savings account	283	1.11	613	2.89
Equity lines of credit	427	1.67	374	1.76
Other	57	.23	43	.21

Total consumer loans	5,221	20.44	4,317	20.36

Total loans	25,540	100.00%	21,202	100.00%

Less:
Allowance for loan losses	(235)		(235)
Deferred loan fees	(94)		(101)

Net loans(1)	$25,211		$20,866

(1)	Does not include loans held for sale amounting to $1,478,434 and $0 at June 30, 2007 and June 30, 2006, respectively.
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
          Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2007, must be approved by our loan committee which currently consists of the Chief Executive Officer, the principal financial officer and the Vice President of Lending. Loans in excess of $417,000 must be approved by the board of directors. In accordance with past practice, all loans are ratified by our board of directors.
          During fiscal 2007, we also purchased loans from a builder of pre-fabricated housing. The loans were generally secured by rural properties and the seller continues to perform the servicing functions on the loan. Although the loans were originated with fixed-rates, we received an adjustable-rate of interest with a floor rate of 5.0% and a ceiling of 8.0%. Under the terms of the loan agreements, the seller repurchases any loan that becomes more than 90 days delinquent. At June 30, 2007, we had approximately $7.7 million of such loans in our portfolio.
          The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2007	2006
	(In Thousands)
Loan originations:
One- to four-family residential	$15,108	$12,076
Other mortgage	530	2,312
Consumer	2,842	3,045

Total loan originations	18,480	17,433
Loans purchased	5,797	—

Total loan originations and loans purchased	24,277	17,433

Loans sold	(12,356)	(2,944)
Loan principal repayments	(6,104)	(17,247)

Total loans sold and principal repayments	(18,460)	(20,191)
(Increase) decrease due to other items, net (1)	(1,472)	49

Net increase (decrease) in loan portfolio	$4,345	$(2,709)

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.
          Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity to our primary market area in Caddo Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2007, we were within each of the above lending limits.
          During fiscal 2007 and 2006, we sold $12.4 million and $2.9 million of loans, respectively. We recognized gain on sale of loans of $3,127 during fiscal 2007 and $24,178 during fiscal 2006. Loans were sold during these periods primarily to another financial institution. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.
          Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of June 30, 2007, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to
	Four-
	Family	Other
	Residential	Mortgage	Consumer	Total
	(In Thousands)
Amounts due after June 30, 2007 in:
One year or less	$15	$—	$1,127	$1,142
After one year through two years	116	—	39	155
After two years through three years	38	—	153	191
After three years through five years	237	95	493	825
After five years through ten years	1,113	20	1,151	2,284
After ten years through fifteen years	1,294	—	1,067	2,361
After fifteen years	13,856	3,535	1,191	18,582

Total	$16,669	$3,650	$5,221	$25,540

          The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2007 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential	$8,742	$7,927	$16,669
Other mortgage	3,650	—	3,650
Consumer	5,199	22	5,221

Total	$17,591	$7,949	$25,540

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
          One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of loans secured by single-family residences. At June 30, 2007, $16.7 million, or 65.3%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.
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
          At June 30, 2007, $8.7 million, or 52.4%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.
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
          Consumer Loans. We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans in order to accommodate our customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans we offer consist of home equity and second mortgage loans, loans secured by deposit accounts with us, equity lines of credit and automobile loans. As part of our lending strategy, we started to place a greater emphasis on the origination of consumer loans. However, we do not intend to materially expand our product offerings and instead intend to focus on increasing the volume of our current products, primarily home equity and second mortgage loans. At June 30, 2007, $5.2 million, or 20.4% of the total loan portfolio consisted of consumer loans compared to $4.3 million, or 20.4% of the loan portfolio at June 30, 2006.
          Of the $5.2 million of consumer loans held at June 30, 2007, $4.5 million consisted of home equity and second mortgage loans compared to $3.3 million of home equity and second mortgage loans at June 30, 2006. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 80% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows us to call the loan in at any time.
          We offer loans secured by deposit accounts held with us, which loans amounted to $282,851, or 1.1% of the total loan portfolio at June 30, 2007. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.
          We also offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $426,801 or 1.69% of the total loan portfolio at June 30, 2007. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.
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

          Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We did not have any real estate owned at June 30, 2007 or 2006.
          Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2007				June 30, 2006
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
One- to four-family residential loans	2	$123	2	$116	3	$40	1	$1
Other mortgage loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—	—

Total delinquent loans	2	$123	2	$116	3	$40	1	$1

Delinquent loans to total net loans		.49%		.46%		.19%		—%
Delinquent loans to total loans		.48%		.45%		.19%		—%
          Non-Performing Assets. The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at either of the dates indicated.

	June 30,
	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$116	$—
Other mortgage	—	—
Consumer	—	—
Total non-accruing loans	$116	$—

Accruing loans 90 days or more past due:
One- to four-family residential	$—	$1
Other mortgage	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	—	1
Total non-performing loans(1)	116	1

Real estate owned, net	—	—
Total non-performing assets	$116	$1

Total non-performing loans as a percent of loans, net	.46%	n/m
Total non-performing assets as a percent of total assets	.10%	n/m

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
          Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. Assets classified as substandard at June 30, 2007 amounted to $83,094.
          Allowance for Loan Losses. At June 30, 2007, our allowance for loan losses amounted to $235,000. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. A minimal provision for loan losses was made in the third quarter of fiscal 2007.
          While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.
          The following table shows changes in our allowance for loan losses during the periods presented. We did not have any charge-offs or recoveries during fiscal 2006. During fiscal year 2007, one consumer loan with a balance of $1,000 was charged off directly to the provision for bad debt expense. There were no recoveries during fiscal 2007.

	At or For the Year Ended June 30,
	2007	2006
	(Dollars in Thousands)

Total loans outstanding at end of period	$25,540	$21,202
Average loans outstanding	23,680	20,141

Allowance for loan losses, beginning of period	235	235
Provision for loan losses	1	—
Charge-offs	(1)	—
Allowance for loan losses, end of period	235	235

Allowance for loan losses as a percent of non-performing loans	202.59%	n/m
Allowance for loan losses as a percent of loans outstanding	.92%	1.11%

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2007		2006
		Loan		Loan
		Category		Category
	Amount	as a %	Amount	as a %
	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)

One- to four-family residential	$235	65.27%	$235	64.72%
Other mortgage	—	14.29	—	14.92
Consumer	—	20.44	—	20.36

Total	$235	100.00%	$235	100.00%

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
          The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Securities Held to Maturity:
FHLB stock	$779	$779	$649	$649
Mortgage-backed securities	629	643	776	793

Total Securities Held to Maturity	1,408	1,422	1,425	1,442

Securities Available for Sale:
FHLB and FNMA Notes	—	—	1,992	1,975
Corporate securities	2,290	2,227	2,180	2,121
Mortgage-backed securities	85,767	81,525	84,243	79,598

Total Securities Available for Sale	88,057	83,752	88,415	83,694

Total Investment Securities	$89,465	$85,174	$89,840	$85,136

          The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2007. The amounts reflect the fair value of our securities at June 30, 2007.

	Amounts at June 30, 2007 Which Mature In
			Over One
	One	Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
Mortgage-backed securities	$3	7.13%	$119	6.08%	$85	7.45%	$81,961	5.08%
Equity securities(1):
ARM Fund	—	—	—	—	—	—	2,227	5.07
FHLB stock	—	—	—	—	—	—	779	4.83

Total investment securities and FHLB stock	$3	7.13%	$119	6.08%	$85	7.45%	$84,967	5.07%

(1)	None of the listed equity securities has a stated maturity.
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
          The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In Thousands)
Fixed rate:
GNMA	$433	$524
FHLMC	6,962	7,604
FNMA	72,293	69,194

Total fixed rate	79,688	77,322

Adjustable rate:
GNMA	292	504
FNMA	1,492	1,731
FHLMC	696	834

Total adjustable-rate	2,480	3,069

Total mortgage-backed securities	$82,168	$80,391

          Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2007 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2007.

	Amounts at June 30, 2007 Which Mature In
		Weighted		Weighted		Weighted
	One Year	Average	Over One through	Average	Over Five	Average
	or Less	Yield	Five Years	Yield	Years	Yield
			(In Thousands)
Fixed rate:
GNMA	$—	—%	$119	6.08%	$314	7.48%
FHLMC	—	—	—	—	6,962	4.71
FNMA	3	7.13	—	—	72,290	5.10

Total fixed-rate	3	7.13	119	6.08	79,566	5.07

Adjustable rate:
GNMA	—	—	—	—	292	3.15
FNMA	—	—	—	—	1,492	5.38
FHLMC	—	—	—	—	696	5.34

Total adjustable-rate	—	—	—	—	2,480	5.11

Total	$3	7.13%	$119	6.08%	$82,046	5.07%

          The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2007	2006
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$85,019	$72,203
Purchases	31,261	28,268
Repayments	(11,133)	(12,205)
Sales	(18,918)	(3,326)
Amortizations of premiums and discounts, net	167	79

Mortgage-backed securities at end of period	$86,396	$85,019

Weighted average yield at end of period	5.07%	4.92%

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
          The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2007		2006
	Amount	%	Amount	%
		(Dollars in Thousands)
Certificate accounts:
0.00% — 0.99%	$9	.01%	$245	.34%
1.00% — 1.99%	194	.25	411	.58
2.00% — 2.99%	1,543	1.99	9,911	13.91
3.00% — 3.99%	12,164	15.65	14,902	20.91
4.00% — 4.99%	18,388	23.66	28,230	39.61
5.00% — 5.99%	30,705	39.51	3,282	4.60

Total certificate accounts	63,003	81.07	56,981	79.95

Transaction accounts:
Savings	4,473	5.76	4,756	6.67
NOW	7,293	9.38	6,240	8.75
Money market	2,941	3.79	3,302	4.63

Total transaction accounts	14,707	18.93	14,298	20.05

Total deposits	$77,710	100.00%	$71,279	100.00%

          The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
			(Dollars in Thousands)
Savings	$4,630	$23	.49%	$5,009	$24	.48%
NOW	6,983	15	.21	7,597	16	.21
Money market	3,030	12	.40	3,516	14	.40
Certificates of deposit	60,344	2,710	4.49	56,269	2,054	3.65

Total deposits	$74,987	$2,760	3.68%	$72,391	$2,108	2.91%

          The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2007	2006
	(In Thousands)
Total deposits at beginning of period	$71,279	$69,995
Net deposits	4,866	71
Interest credited	1,565	1,213

Total increase in deposits	$6,431	$1,284

          The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2007.

		Balance at June 30, 2007
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2008	2009	2010	Thereafter	Total
	(In Thousands)
Less than 2.00%	$195	$—	$7	$—	$202
2.00% — 2.99%	1,143	360	—	40	1,543
3.00% — 3.99%	6,951	3,743	1,369	101	12,164
4.00% — 4.99%	6,196	960	5,185	6,048	18,389
5.00% — 5.99%	23,607	4,626	1,302	1,170	30,705

Total certificate accounts	$38,092	$9,689	$7,863	$7,359	$63,003

          The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2007 by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in Thousands)
September 30, 2007	$1,185	4.81%
December 31, 2007	1,272	4.95
March 31, 2008	491	4.88
June 30, 2008	712	5.15
After June 30, 2008	4,187	4.65

Total certificates of deposit with balances in excess of $100,000	$7,847	4.79%

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
          As of June 30, 2007, we were permitted to borrow up to an aggregate total of $94.1 million from the Federal Home Loan Bank of Dallas. We had $12.4 million and $13.4 million of Federal Home Loan Bank advances outstanding at June 30, 2007 and 2006, respectively.

          The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2007	2006
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$14,883	$9,320
Maximum amount outstanding at any month-end during the period	$16,695	$13,665
Balance outstanding at end of period	$12,368	$13,417
Average interest rate during the period	4.63%	3.49%
Weighted average interest rate at end of period	4.68%	4.34%
          At June 30, 2007, $3.4 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 4.10% at June 30, 2007.
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

          Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital— “well capitalized,” “adequately capitalized,” and “undercapitalized.” These capital levels are defined in the same manner as under the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, such as Home Federal Saving and Loan, to 27 basis points for undercapitalized institutions with substantial supervisory concern.
          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The annual assessment rate set for the second quarter of 2007 was 0.0122% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
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

          Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:
•	tangible capital requirement — “tangible” capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement — “core” capital equal to at least 3.0% of adjusted total assets; and

•	risk-based capital requirement — “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.
          Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Savings and Loan had no intangible assets at June 30, 2007. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Savings and Loan’s regulatory capital.
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
          At June 30, 2007, Home Federal Savings and Loan exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 22.79%, 22.79% and 80.63%, respectively.
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
          At June 30, 2007, Home Federal Savings and Loan was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.
          The table below sets forth Home Federal Savings and Loan’s capital position relative to its regulatory capital requirements at June 30, 2007.

					To Be Well Capitalized		Excess Over
			Required for Capital		Under Prompt Corrective		Well-Capitalized
	Actual		Adequacy Purposes		Action Provisions		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$27,959	80.63%	$2,774	8.00%	$3,468	10.00%	$24,491	87.60%
Tier 1 risk-based capital	27,724	79.95	1,825	1.50	2,081	6.00	25,643	92.49
Tier 1 leverage Capital	27,724	22.79	3,649	3.00	6,082	5.00	21,642	78.06
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
          At June 30, 2007, the qualified thrift investments of Home Federal Savings and Loan were approximately 96.17% of its portfolio assets.
          Affiliate Transaction Restrictions. Federal laws strictly limit the ability of savings institutions to engage in transactions with their affiliates, including their savings and loan holding companies. Except for certain exceptions set forth in the Office of Thrift Supervision regulations, a savings association must comply with sections 23A and 23B of the Federal Reserve Act and Regulation W which implements those statutory provisions. Those statutory and regulatory provisions apply to transactions between a subsidiary institution and its parent company or the non-savings institution subsidiaries of the savings and loan holding company and are limited to 10% of a savings institution’s capital and surplus and, with respect to such parent company and all such non-savings institution subsidiaries, to an aggregate of 20% of the savings institution’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a savings institution and its affiliates be on terms as favorable to the savings institution as transactions with non-affiliates. Home Federal Savings and Loan believes that all transactions between it and its affiliates at June 30, 2007 were on terms as favorable to it as its transactions with non-affiliates.
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
          Federal Home Loan Bank System. Home Federal Savings and Loan is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank. At June 30, 2007, Home Federal Savings and Loan had $12.4 million of Federal Home Loan Bank advances.
          As a member, Home Federal Savings and Loan is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At June 30, 2007, Home Federal Savings and Loan had $779,500 in Federal Home Loan Bank stock, which was in compliance with this requirement.
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
          Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At June 30, 2007, Home Federal Savings and Loan had met its reserve requirement.
TAXATION
Federal Taxation
          General. Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Savings and Loan’s federal and state income tax returns for taxable years through December 31, 2003 have been closed for purposes of examination by the Internal Revenue Service or the Louisiana Department of Revenue. As a result, all tax returns through that date may no longer be audited by either tax authority.
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
          At June 30, 2007, the total federal pre-1988 reserve was approximately $3.3 million. The reserve reflects the cumulative effects of federal tax deductions by Home Federal Savings and Loan for which no federal income tax provisions have been made.
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
          Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Home Federal Savings and Loan may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At June 30, 2007, Home Federal Savings and Loan had no net operating loss carry forwards for federal income tax purposes.
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
Item 2. Description of Property
Properties
          At June 30, 2007, Home Federal Savings and Loan conducted its business from its headquarters office located in Shreveport, Louisiana and two full service branch offices.
          The following table sets forth certain information relating to Home Federal Savings and Loan’s offices and parcel of land for a future branch office at June 30, 2007.

		Net Book Value
Description/Address	Leased/Owned	of Property	Amount of Deposits
		(In Thousands)

Building	Owned	$151	$31,281
624 Market Street Shreveport, LA

Building/ATM	Owned(1)	14	33,578
6363 Youree Dr. Shreveport, LA

Building/ATM	Owned	184	15,592
8990 Mansfield Rd. Shreveport, LA

Lot 2	Owned	436	n/a
River Crest, Unit #1 Bossier Parish, LA

(1)	The building is owned by Home Federal Savings and Loan but the land is subject to an operating lease which expires November 30, 2008.

Item 3. Legal Proceedings
          Home Federal Bancorp and Home Federal Savings and Loan are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)	The information required herein, to the extent applicable, is incorporated by reference from page 50 of Home Federal’s 2007 Annual Report to Shareholders filed as Exhibit 13 hereto (“2007 Annual Report”).

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)	The following table represents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
Month #1 April 1, 2007 — April 30, 2007	33,300	$10.30	33,300	39,102
Month #2 May 1, 2007 — May 31, 2007	68,500	10.34	68,500	98,724
Month #3 June 1, 2007 — June 30, 2007	—	—	—	98,724

Total	101,800	$10.33	101,800	98,724

Notes to this table:
(a)	On January 11, 2006, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program to repurchase 10% or 142,358 of the outstanding shares other than shares held by Home Federal Mutual Holding Company (the “first repurchase program”).

(b)	The first repurchase program had an expiration date of January 18, 2007. On January 10, 2007, the Company announced an extension of the first repurchase program until January 18, 2008 to purchase the remaining 121,658 shares.

(c)	On May 9, 2007, the Board of Directors authorized a second stock repurchase program to repurchase up to an additional 128,122 shares upon completion of the first repurchase program and announced by press release on May 10, 2007.

(d)	The first repurchase program was completed on May 15, 2007.
Item 6. Management’s Discussion and Analysis or Plan of Operation
          The information required herein is incorporated by reference from pages 3 to 9 of the 2007 Annual Report.
Item 7. Financial Statements
          The information required herein is incorporated by reference from pages 10 to 49 of the 2007 Annual Report.
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
Item 8B. Other Information
          Not applicable
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2007 (“Proxy Statement”).
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
          Equity Compensation Plan Information. The following table provides information as of June 30, 2007 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

			Weighted-		Number of securities
	Number of securities to be		average exercise		remaining available for
	issued upon exercise of		price of		future issuance under
	outstanding options,		outstanding		equity compensation plans
	warrants		options, warrants		(excluding securities
	and rights		and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	225,462	(1)	$9.85	(1)	5,022
Equity compensation plans not approved by security holders	—		—		—

Total	225,462		$9.85		5,022

(1)	Includes 54,605 shares subject to restricted stock grants which were not vested as of June 30, 2007. The weighted-average exercise price excludes such restricted stock grants.
Item 12. Certain Relationships and Related Transactions
          The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement.
Item 13. Exhibits
          (a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2007 Annual Report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of June 30, 2007 and June 30, 2006.
Consolidated Statements of Income for the Years Ended June 30, 2007 and 2006.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2007 and 2006.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006.
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
Item 14. Principal Accountant Fees and Services
          The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the proxy statement.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 28, 2007	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel R. Herndon Daniel R. Herndon	Chairman of the Board, President and Chief Executive Officer	September 28, 2007

/s/ Walter T. Colquitt III Walter T. Colquitt III	Director	September 28, 2007

/s/ David A. Herndon III David A. Herndon III	Director	September 28, 2007

/s/ Scott D. Lawrence Scott D. Lawrence	Director	September 28, 2007

/s/ Sidney D. York Sidney D. York	Director	September 28, 2007

/s/ Clyde D. Patterson Clyde D. Patterson	Director and Executive Vice President (Principal Financial and Accounting Officer)	September 28, 2007

/s/ Henry M. Hearne Henry M. Hearne	Director	September 28, 2007

/s/ Woodus K. Humphrey Woodus K. Humphrey	Director	September 28, 2007

/s/ Amos L. Wedgeworth Jr. Amos L. Wedgeworth Jr.	Director	September 28, 2007