Form 10QSB
period 2007-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2007-11-14
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☒

Shares of common stock, par value $.01 per share, outstanding as of November 13, 2007: The registrant had 3,383,287 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,247,912 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

Transitional Small Business Disclosure Format:     Yes ☐     No ☒

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS	(In Thousands)

Cash and Cash Equivalents	$5,924	$3,972
Securities Available-for-Sale	87,279	83,752
Securities Held-to-Maturity	1,361	1,408
Loans Held-for-Sale	1,325	1,478
Loans Receivable, Net	27,023	25,211
Accrued Interest Receivable	520	499
Premises and Equipment, Net	921	923
Deferred Tax Asset	840	1,476
Other Assets	26	66

Total Assets	$125,219	$118,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$78,093	$77,710
Advances from Borrowers for Taxes and Insurance	256	196
Advances from Federal Home Loan Bank of Dallas	16,892	12,368
Other Accrued Expenses and Liabilities	748	699
Total Liabilities	95,989	90,973

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common stock - 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,383,287 shares outstanding and 3,387,202 shares outstanding at September 30, 2007 and June 30, 2007, respectively	14	14
Additional paid-in capital	13,526	13,509
Retained Earnings - Partially Restricted	20,490	20,449
Unearned ESOP Stock	(983)	(997)
Unearned RRP Trust Stock	(413)	(551)
Accumulated Other Comprehensive Loss	(1,595)	(2,841)
Treasury Stock – At Cost	(1,809)	(1,771)

Total Stockholders’ Equity	29,230	27,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,219	$118,785

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the Three Months Ended September 30,
	2007	2006
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans, Including Fees	$515	$370
Investment Securities	66	76
Mortgage-Backed Securities	1,109	1,069
Other Interest-Earning Assets	37	39
Total Interest Income	1,727	1,554

INTEREST EXPENSE
Deposits	770	626
Federal Home Loan Bank Borrowings	196	145
Total Interest Expense	966	771
Net Interest Income	761	783

PROVISION FOR LOAN LOSSES	--	--
Net Interest Income after
Provision for Loan Losses	761	783

NON-INTEREST INCOME
Gain on Sale of Loans	1	--
Gain on Sale of Investments	22	--
Other Income	15	57
Total Non-Interest Income	38	57

NON-INTEREST EXPENSE
Compensation and Benefits	394	368
Occupancy and Equipment	44	46
Data Processing	17	17
Audit and Professional Fees	41	55
Franchise and Bank Shares Tax	38	39
Other Expense	95	76
Total Non-Interest Expense	629	601
Income Before Income Taxes	170	239

PROVISION FOR INCOME TAX EXPENSE	58	81
Net Income	$112	$158
INCOME PER COMMON SHARE:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In Thousands)
BALANCE – JUNE 30, 2006	$14	$13,445	$(1,053)	$(688)	$20,149	$(211)	$(3,116)	$28,540

Net Income	--	--	--	--	158	--	--	158
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	1,813	1,813

RRP Shares Earned	--	--	--	137	--	--	--	137

Stock Options Vested	--	15	--	--	--	--	--	15

ESOP Compensation Earned	--	1	14	--	--	--	--	15

Dividends Declared	--	--	--	--	(85)	--	--	(85)

Acquisition Treasury Stock	--	--	--	--	--	(38)	--	(38)

BALANCE – SEPTEMBER 30, 2006	$14	$13,461	$(1,039)	$(551)	$20,222	$(249)	$(1,303)	$30,555

BALANCE – JUNE 30, 2007	$14	$13,509	$(997)	$(551)	$20,449	$(1,771)	$(2,841)	$27,812

Net Income	--	--	--	--	112	--	--	112
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	1,246	1,246

RRP Shares Earned	--	--	--	138	--	--	--	138

Stock Options Vested	--	17	--	--	--	--	--	17

ESOP Compensation Earned	--	--	14	--	--	--	--	14

Dividends Declared	--	--	--	--	(71)	--	--	(71)

Acquisition Treasury Stock	--	--	--	--	--	(38)	--	(38)
BALANCE – SEPTEMBER 30, 2007	$14	$13,526	$(983)	$(413)	$20,490	$(1,809)	$(1,595)	$29,230

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$112	$158
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(34)	(65)
Gain on Sale of Investments	(22)	--
Amortization of Deferred Loan Fees	(4)	(2)
Depreciation of Premises and Equipment	14	16
ESOP Expense	14	15
Stock Option Expense	17	15
Recognition and Retention Plan Expense	37	34
Deferred Income Tax	(6)	(5)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(5,358)	--
Loans Held-for-Sale – Principal Repayments	5,511	--
Accrued Interest Receivable	(21)	(13)
Other Operating Assets	39	26
Other Operating Liabilities	149	134

Net Cash Provided by Operating Activities	448	313

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(1,811)	219
Deferred Loan Fees Collected	4	2
Acquisition of Premises and Equipment	(12)	(26)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	1,913	--
Principal Payments on Mortgage-backed Securities	3,929	4,361
Purchases of Securities	(7,423)	(4,538)
Activity in Held-to-Maturity Securities
Proceeds from Redemption or Maturity of Investments	--	--
Principal Payments on Mortgage-Backed Securities	47	34
Purchases of Securities	--	(68)

Net Cash Used in Investing Activities	(3,353)	(16)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	383	2,157
Proceeds from Federal Home Loan Bank Advances	5,500	2,750
Repayments of Advances from Federal Home Loan Bank	(976)	(857)
Net Increase in Mortgage-Escrow Funds	59	38
Dividends Paid	(71)	(85)
Acquisition of Treasury Stock	(38)	(38)

Net Cash Provided by Financing Activities	4,857	3,965

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,952	4,262

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,972	4,930

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,924	$9,192

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$914	$748
Income Taxes Paid	--	1
Market Value Adjustment for Gain on Securities
Available-for-Sale	1,889	2,747

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Savings and Loan Association (the “Association”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2007, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.1% of our outstanding common stock at September 30, 2007.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those, which are in excess of ninety days delinquent.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.           EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three ended September 30, 2007 and 2006 were calculated as follows:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Basic	Diluted	Basic	Diluted

Net income	$112,328	$112,328	$158,013	$158,013
Weighted average shares outstanding	3,236,285	3,236,285	3,367,898	3,367,898
Effect of unvested common stock awards	--	3,382	--	4,332
Adjusted weighted average shares used in earnings per share computation	3,236,285	3,239,667	3,367,898	3,372,230
Earnings per share	$.03	$.03	$.05	$.05

3.           RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the quarter ended September 30, 2007, 14,017 shares vested and were released from the Recognition Plan Trust and 42,078 shares remained in the Recognition Plan Trust at September 30, 2007.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  As of September 30, 2007, 1,490 awards had been forfeited and vesting was accelerated on 597 shares as a result of the death of one of the participants.

The present cost associated with the Recognition Plan is based on a share price of $9.85, which represents the market price of the Company’s stock on August 18, 2005, the date on which the Recognition Plan shares were granted.  The cost is being recognized over five years.

4.           STOCK OPTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the “Option Plan”) for the benefit of directors, officers, and other key employees.  The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 174,389.  Both incentive stock options and non-qualified stock options may be granted under the Option Plan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 18, 2005, the Company granted 174,389 options to directors, officers and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of September 30, 2007, 3,532 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

5.           RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securities financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

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

In June 2006, the FASB issued Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes (as amended).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal beginning after December 15, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was formed by the Association in connection with the Association’s reorganization and commenced operations on January 18, 2005.  The Company’s results of operations are primarily dependent on the results of the Association, which became a wholly owned subsidiary upon completion of the reorganization.  The Association’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

Allowance for Loan Losses.  The Company has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies.  Provisions for loan losses are based upon management’s periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to represent all known and inherent losses in the portfolio that are both probable and reasonably estimable.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  The realization of our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

Discussion of Financial Condition Changes from June 30, 2007 to September 30, 2007

At September 30, 2007, total assets amounted to $125.2 million compared to $118.8 million at June 30, 2007, an increase of approximately $6.4 million, or 5.4%.  This increase was primarily due to an increase in cash and cash equivalents of $1.9 million, or 49.1%, an increase in investment securities of $3.5 million, or 4.1%, and a net increase in loans receivable and loans held for sale of $1.7 million, or 6.2% These increases were offset by a decrease in the Company’s deferred tax asset of $636,000, or 43.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

The increase in cash and cash equivalents was due primarily to proceeds received from the sale of $1.9 million of investment securities during the quarter ended September 30, 2007.  The increase in investment securities was primarily due to purchases of securities available-for-sale funded through advances from the Federal Home Loan Bank of Dallas, combined with an increase in the market value of such securities.  The increase in the market value of available-for-sale securities reduced the deferred tax asset associated with unrealized loss associated with these securities.  The $1.8 million increase in loans receivable was primarily due to the purchase of first mortgage loans originated by another mortgage loan company.

The Company’s total liabilities amounted to $96.0 million at September 30, 2007, an increase of approximately $5.0 million, or 5.5%, compared to total liabilities of $91.0 million at June 30, 2007.  The primary reason for the increase in liabilities was due to the $4.5 million, or 36.6%, increase in advances from the Federal Home Loan Bank and a $383,000 increase in customer deposits.

Stockholders’ equity increased $1.4 million, or 5.1%, to $29.2 million at September 30, 2007 compared to $27.8 million at June 30, 2007.  This increase was primarily the result of the change in the Company’s Accumulated Other Comprehensive Loss associated with unrealized gain on securities available-for-sale of $1.3 million, the recognition of net income of $112,000 for the three months ended September 30, 2007, and the distribution of shares associated with the Company’s Recognition Plan of $138,000.  These increases were offset by dividends of $71,000 paid during the quarter ended September 30, 2007, and the acquisition of treasury shares of $38,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At September 30, 2007, Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2007 and 2006

General

Net income amounted to $112,000 for the three months ended September 30, 2007 compared to $158,000 for the same period in 2006, a decrease of $46,000, or 29.1%.  The decrease was primarily due to decreases in net interest income and an increase in non-interest expense, partially offset by a decrease in income tax expense.

Net Interest Income

Net interest income for the three months ended September 30, 2007, was $761,000, a decrease of $22,000 in comparison to $783,000 for the three months ended September 30, 2006.  This decrease was due primarily to the $144,000 and $51,000 increases in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank, respectively, partially offset by increases of $145,000 and $40,000in interest income and fees on loans and mortgage-backed securities, respectively.

The Company’s average interest rate spread was 1.72% for the three months ended September 30, 2007, compared to 2.00% for the three months ended September 30, 2006.  The Company’s net interest margin was 2.52% for the three months ended September 30, 2007, compared to 2.81% for the three months ended September 30, 2006.  The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense and the average cost associated with deposits and advances from the Federal Home Loan Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area, the decrease in the loan portfolio and other factors related to the collectibility of Home Federal’s loan portfolio, no provisions for loan losses were made during the three months ended September 30, 2007 or 2006.  The Association’s allowance for loan losses was $235,000, or approximately 1% of total loans, at September 30, 2007 and at September 30, 2006.  Home Federal did not have any non-performing loans at September 30, 2007 or 2006.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

Non-interest Income

Total non-interest income amounted to $38,000 for the three months ended September 30, 2007, compared to $57,000 for the same period in 2006.  The decrease was primarily due to a decrease of $42,000 in other income partially offset by gain on sale of investments amounting to $22,000.

Non-interest Expense

Total non-interest expense increased $28,000, or 4.7%, for the three months ended September 30, 2007 compared to the prior year period.  The increase was primarily due to an increase of $26,000, or 7.1%, in compensation and benefits expense, and a $19,000, or 25.0%, increase in other operating expenses partially offset by a $14,000, or 25.5%, decrease in professional fees.

The increase in compensation and benefits expenses was a result of normal compensation increases including Stock Options and Recognition and Retention plan expenses.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $17,000 and $37,000 for the three months ended September 30, 2007, and $16,000 and $34,000, respectively, for the three months ended September 30, 2006.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax.  This tax is assessed on the Association’s equity and earnings.  For the three months ended September 30, 2007, the Company recognized expense of $36,000 pertaining to this assessment.

The decrease in audit and professional fees was due primarily to a decrease in legal fees of approximately $20,000, offset by an increase of approximately $5,000 in audit fees.  During the three months ended September 30, 2006, the Company incurred additional legal fees associated with its various filings with the SEC as well as consultation for other general business matters.  The increase in other operating expense was due primarily to a $23,000 increase in telephone expense and service charges for the quarter ended September 30, 2007 compared to the 2006 quarter.

Income Taxes

Income taxes amounted to $58,000 and $81,000 for the three months ended September 30, 2007 and 2006, respectively, resulting in an effective tax rate of 34% for both periods.  The decrease in income taxes for the three months ended September 30, 2007, was due to decreased income before income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management.  The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Association sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.4 million at September 30, 2007.

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2007, Home Federal Savings and Loan had $16.9 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2007, Home Federal Savings and Loan had outstanding loan commitments of $2.4 million to originate loans.  At September 30, 2007, certificates of deposit scheduled to mature in less than one year, totaled $38.7 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2007, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 21.95%, 21.95% and 78.85%, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)
Off-Balance Sheet Arrangements

At September 30, 2007, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

ITEM 3.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2007 – July 31, 2007	--	$--	--	98,724
Month #2 August 1, 2007 – August 31, 2007	3,915	$9.85	3,915	94,809
Month #3 September 1, 2007 – September 30, 2007	--	--	--	94,809
Total	3,915	$9.85	3,915	94,809

Notes to this table:

(a)	On May 10, 2007, the Company issued a press release announcing that the Board of Directors authorized a second stock repurchase program (the "program") on May 9, 2007.

(b)	The Company was authorized to repurchase 10% or 128,122 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program has an expiration date of May 9, 2008.

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

Date:	November 14, 2007	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	November 14, 2007	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President
(principal financial officer)