Form 10QSB
period 2007-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2008-02-14
CIK 1302901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission File Number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of small business issuer as specified in its charter)

Federal		86-1127166
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization

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

Shares of common stock, par value $.01 per share, outstanding as of February 13, 2008: The registrant had 3,383,287 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,247,912 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

Transitional Small Business Disclosure Format: Yes No X

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS	(In Thousands)

Cash and Cash Equivalents	$14,958	$3,972
Securities Available-for-Sale	81,163	83,752
Securities Held-to-Maturity	1,331	1,408
Loans Held for Sale	962	1,478
Loans Receivable, Net	27,789	25,211
Accrued Interest Receivable	491	499
Premises and Equipment, Net	907	923
Deferred Tax Asset	284	1,476
Other Assets	166	66
Real Estate Acquired Through Foreclosure	33	-
Total Assets	$128,084	$118,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$80,986	$77,710
Advances from Borrowers for Taxes and Insurance	118	196
Advances from Federal Home Loan Bank of Dallas	15,933	12,368
Other Accrued Expenses and Liabilities	606	699
Total Liabilities	97,643	90,973

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock - 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,383,287 shares outstanding and 3,387,202 shares outstanding at December 31, 2007 and June 30, 2007, respectively	14	14
Additional paid-in capital	13,541	13,509
Retained Earnings - Partially Restricted	20,565	20,449
Unearned ESOP Stock	(969)	(997)
Unearned RRP Trust Stock	(395)	(551)
Accumulated Other Comprehensive Loss	(506)	(2,841)
Treasury Stock – At Cost	(1,809)	(1,771)

Total Stockholders’ Equity	30,441	27,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,084	$118,785

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$530	$431	$1,045	$802
Investment Securities	78	77	144	153
Mortgage-Backed Securities	1,122	1,063	2,231	2,132
Other Interest-Earning Assets	49	85	86	124
Total Interest Income	1,779	1,656	3,506	3,211

INTEREST EXPENSE
Deposits	797	682	1,567	1,307
Federal Home Loan Bank Borrowings	204	182	400	327
Total Interest Expense	1,001	864	1,967	1,634
Net Interest Income	778	792	1,539	1,577

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after
Provision for Loan Losses	778	792	1,539	1,577

NON-INTEREST INCOME
Gain on Sale of Loans	3	--	4	--
Gain on Sale of Investments	72	101	94	101
Other Income (Loss)	7	(7)	22	50
Total Non-Interest Income	82	94	120	151

NON-INTEREST EXPENSE
Compensation and Benefits	396	385	790	753
Occupancy and Equipment	41	47	85	93
Data Processing	16	16	33	33
Audit and Professional Fees	91	69	132	124
Franchise and Bank Shares Tax	38	39	76	79
Other Expense	51	67	146	143
Total Non-Interest Expense	633	623	1,262	1,225
Income Before Income Taxes	227	263	397	503

PROVISION FOR INCOME TAX EXPENSE	76	89	134	171
Net Income	$151	$174	$263	$332
INCOME PER COMMON SHARE:
Basic	$0.05	$0.05	$0.08	$0.10
Diluted	$0.05	$0.05	$0.08	$0.10
DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

				Unearned			Accumulated
		Additional	Unearned	RRP			Other	Total
	Common	Paid-in	ESOP	Trust	Retained	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Stock	Stock	Earnings	Stock	Income (Loss)	Equity
				(In Thousands)

BALANCE – JUNE 30, 2006	$ 14	$13,445	$(1,054)	$(688)	$ 20,149	$ (211)	$(3,116)	$28,539

Net Income	--	--	--	--	332	--	--	332
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	2,087	2,087

RRP Shares Earned	--	--	--	137	--	--	--	137

Stock Options Vested	--	31	--	--	--	--	--	31

ESOP Compensation Earned	--	1	28	--	--	--	--	29

Dividends Declared	--	--	--	--	(169)	--	--	(169)

Acquisition Treasury Stock	--	--	--	--	--	(54)	--	(54)
BALANCE – DECEMBER 31, 2006	$ 14	$ 13,477	$ (1,026)	$ (551)	$ 20,312	$ (265)	$ (1,029)	$ 30,932

BALANCE – JUNE 30, 2007	$ 14	$ 13,509	$ (997)	$ (551)	$ 20,449	$ (1,771)	$ (2,841)	$ 27,812
Net Income	--	--	--	--	263	--	--	263
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	2,335	2,335

Purchase of Common Stock for RRPTrust	--	--	--	156	--	--	--	156

Stock Options Vested	--	32	--	--	--	--	--	32

ESOP Compensation Earned	--	--	28	--	--	--	--	28

Dividends Declared	--	--	--	--	(147)	--	--	(147)

Acquisition of Treasury Stock	--	--	--	--	--	(38)	--	(38)
BALANCE – DECEMBER 31, 2007	$ 14	$ 13,541	$ (969)	$ (395)	$ 20,565	$ (1,809)	$ (506)	$ 30,441

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$263	$332
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(110)	(106)
Gain on Sale of Investments	(94)	(101)
Amortization of Deferred Loan Fees	(13)	(7)
Depreciation of Premises and Equipment	27	31
ESOP Expense	28	30
Stock Option Expense	32	31
Recognition and Retention Plan Expense	86	68
Deferred Income Tax	(11)	(11)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(8,725)	(505)
Loans Held-for-Sale – Principal Repayments	9,438	250
Accrued Interest Receivable	8	(23)
Other Operating Assets	(101)	(21)
Other Operating Liabilities	(23)	43

Net Cash Provided by Operating Activities	805	11

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(2,803)	(1,950)
Deferred Loan Fees Collected	8	8
Acquisition of Premises and Equipment	(12)	(33)
Activity in Available-for-Sale Securities:
Proceeds from Sales and Maturities of Securities	8,253	14,643
Principal Payments on Mortgage-backed Securities	7,399	6,004
Purchases of Securities	(9,320)	(18,057)
Activity in Held-to-Maturity Securities
Proceeds from Redemption or Maturity of Investments	--	--
Principal Payments on Mortgage-Backed Securities	78	82
Purchases of Securities	--	(124)

Net Cash Provided by Investing Activities	3,603	573

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	3,276	4,995
Proceeds from Federal Home Loan Bank Advances	5,500	4,750
Repayments of Advances from Federal Home Loan Bank	(1,935)	(1,802)
Net Decrease in Mortgage-Escrow Funds	(78)	(124)
Dividends Paid	(147)	(169)
Acquisition of Treasury Stock	(38)	(54)

Net Cash Provided by Financing Activities	6,578	7,596

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,986	8,180

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	3,972	4,930

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,958	$13,110

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,973	$1,638
Income Taxes Paid	94	137
Market Value Adjustment for Gain on Securities
Available-for-Sale	3,538	3,162
NON-CASH INVESTING ACTIVITY
Real Estate Acquired through Foreclosure	$33	$--

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Savings and Loan Association (the “Association”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2007, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.1% of our outstanding common stock at December 31, 2007.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

On December 12, 2007, the Company announced that the Company, the Association and Home Federal Mutual Holding Company of Louisiana had adopted a plan to convert from the mutual holding company structure to a full stock-form holding company structure and the Company had entered into an Agreement and Plan of Merger pursuant to which it will acquire First Louisiana Bancshares, Inc. and its wholly-owned subsidiary, First Louisiana Bank.  For further information, see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 and December 17, 2007.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six month periods ended December 31, 2007 and 2006 were calculated as follows:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Basic	Diluted	Basic	Diluted

Net Income	$150,247	$150,247	$173,948	$173,948
Weighted average shares outstanding	3,243,093	3,243,093	3,373,758	3,373,758
Effect of unvested common stock awards	--	3,233	--	4,292
Adjusted weighted average shares used in earnings per share computation	3,243,093	3,246,326	3,373,758	3,378,050

Earnings per share	$0.05	$0.05	$0.05	$0.05

	Six Months Ended December 31, 2007		Six Months Ended December 31, 2006
	Basic	Diluted	Basic	Diluted

Net Income	$262,575	$262,575	$331,961	$331,961
Weighted average shares outstanding	3,239,689	3,239,689	3,370,828	3,370,828
Effect of unvested common stock awards	--	3,978	--	4,312
Adjusted weighted average shares used in earnings per share computation	3,239,689	3,243,667	3,370,828	3,375,140

Earnings per share	$0.08	$0.08	$0.10	$0.10

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totals 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2007, 15,810 shares vested and were released from the Recognition Plan Trust and 40,285 shares remained in the Recognition Plan Trust at December 31, 2007.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  As of December 31, 2007, 1,490 awards had been forfeited and vesting was accelerated on 2,270 shares as a result of the death of two of the participants.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of December 31, 2007, 3,532 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan as of the end of the fiscal year ending after December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).  This Statement was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  This Statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 31, 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company was formed by the Association in connection with the Association’s reorganization and commenced operations on January 18, 2005.  The Company’s results of operations are primarily dependent on the results of the Association, which became a wholly owned subsidiary upon completion of the reorganization.  The Association’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2007 to December 31, 2007

At December 31, 2007, total assets amounted to $128.1 million compared to $118.8 million at June 30, 2007, an increase of approximately $9.3 million, or 7.8%.  This increase was primarily due to an increase in cash and cash equivalents of $11.0 million, or 276.6%, and an increase in loans receivable of $2.6 million, or 10.3%.  These increases were partially offset by a decrease in the Company’s deferred tax asset of $1.2 million, or 80.6%, and a decrease in investment securities of $2.7 million, or 3.1%.

The increase in cash and cash equivalents was due primarily to proceeds received through deposits, principal payments on securities and advances from the Federal Home Loan Bank of Dallas.  The increase in loans receivable was primarily due to the purchase of first mortgage loans originated by another mortgage loan company.  The decrease in investment securities was primarily due to sale of securities, partially offset by an increase in the market value of securities available for sale and the purchase of new securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

The Company’s total liabilities amounted to $97.6 million at December 31, 2007 an increase of approximately $6.6 million, or 7.3%, compared to total liabilities of $91.0 million at June 30, 2007. The primary reason for the increase in liabilities was due to the $3.3 million, or 4.2%, increase of customers’ deposits due to normal deposits inflow, and a $3.5 million, 28.8%, increase in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $2.6 million, or 9.5%, to $30.4 million at December 31, 2007 compared to $27.8 million at June 30, 2007.  This increase was primarily the result of the change in the Company’s Accumulated Other Comprehensive Loss associated with securities available-for-sale of $2.3 million, or 82.2%, the recognition of net income of $263,000 for the six months ended December 31, 2007, and the distribution of shares associated with the Company’s Recognition and Retention Plan of $156,000.  These increases were offset by dividends of $147,000 paid during the six months ended December 31, 2007, and the acquisition of treasury shares of $38,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At December 31, 2007 Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2007 and 2006

General

Net income amounted to $151,000 for the three months ended December 31, 2007 compared to $174,000 for the same period in 2006, a decrease of $23,000, or 13.2%.  The decrease was primarily due to decreases in net interest income and non-interest income, and an increase in non-interest expense.  These were partially offset by a decrease in income tax expense.

For the six months ended December 31, 2007, net income amounted to $263,000, compared to $332,000 for the same period in 2007, a decrease of $69,000, or 20.8%.  The decrease was primarily due to decreases in net interest income and non-interest income, and an increase in non-interest expense.  These were partially offset by a decrease in income tax expense.

Net Interest Income

Net interest income for the three months ended December 31, 2007 was $778,000, a decrease of $14,000, or 1.8%, in comparison to the three months ended December 31, 2006. This decrease was due primarily to the increase the Company’s cost of funds, partially offset by an increase in total interest income.

Net interest income for the six months ended December 31, 2007, was $1.5 million, a decrease of $38,000, or 2.4%, in comparison to the six months ended December 31, 2006.  This decrease was due primarily to the increase in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank, partially offset by an increase in total interest income.

The Company’s average interest rate spread was 1.71% and 1.66% for the three and six months ended December 31, 2007, compared to 1.80% and 1.93% for the three and six months ended December 31, 2006.  The Company’s net interest margin was 2.58% and 2.55% for the three and six months ended December 31, 2007, compared to 2.69% and 2.76% for the three and six months ended December 31, 2006.  The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense on interest-bearing liabilities and average cost associated with deposits and advances from the Federal Home Loan Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal’s loan portfolio, no provisions for loan losses were made during the three and six months ended December 31, 2007 or 2006.  The Association’s allowance for loan losses was $235,000, or 0.81% of total loans, at December 31, 2007 compared to $235,000, or 1.01% of total loans at December 31, 2006.  At December 31, 2007, Home Federal had non-performing loans of $19,000 and other non-performing assets of $33,000.  Home Federal did not have any non-performing loans at December 31, 2006.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $82,000 for the three months ended December 31, 2007, compared to $94,000 for the same period in 2006.  The decrease was primarily due to a decrease of $29,000 in gain on sale of investments partially offset by an increase in other income.

Total non-interest income amounted to $120,000 for the six months ended December 31, 2007, compared to $151,000 for the same period in 2006.  The decrease was primarily due to decreases in gain on sale of securities and other income.

Non-interest Expense

Total non-interest expense increased $10,000, or 1.6%, for the three months ended December 31, 2007 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $11,000, or 2.9%, over the prior year period and an increase in audit and professional fees of $22,000, or 31.9%, partially offset by a decrease in advertising expense.

Total non-interest expense increased $37,000, or 3.0%, for the six months ended December 31, 2007 compared to the prior year period.  The increase was primarily due to an increase of $37,000, or 4.9%, in compensation and benefits expense, and an increase in audit and professional fees of $8,000, offset by a decrease in occupancy and equipment expense of $8,000.

The increase in compensation and benefits expenses was a result of normal compensation increases including increased recognition and retention plan expense due to the acceleration of vesting of awards during the six months following the death of a participant.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,423 and $49,088, respectively, for the three months ended December 31, 2007, and $32,446 and $86,375, respectively, for the six months ended December 31, 2007.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax.  This tax is assessed on the Association’s equity and earnings.  For the three and six months ended December 31, 2007, the Company recognized franchise and bank shares tax expense of $36,300 and $72,600, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Income Taxes

Income taxes amounted to $76,000 and $89,000 for the three months ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 33.5% and 33.7%, respectively. Income taxes amounted to $134,000 and $171,000 for the six months ended December 31, 2007 and 2006, respectively, resulting in an effective tax rate of 33.7% and 34.0%, respectively.

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management.  The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Association sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $8.4 million at December 31, 2007.

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At December 31, 2007, Home Federal Savings and Loan had $15.9 million in advances from the Federal Home Loan Bank of Dallas.

At December 31, 2007, Home Federal Savings and Loan had outstanding loan commitments of $2.4 million to originate loans.  At December 31, 2007, certificates of deposit scheduled to mature in less than one year, totaled $42.2 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2007, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 21.82%, 21.82% and 79.67%, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2007, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)            Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2007 – October 31, 2007	--	$--	--	94,809
Month #2 November 1, 2007 – November 30, 2007	--	--	--	94,809
Month #3 December 1, 2007 – December 31, 2007	--	--	--	94,809
Total	--	$--	--	94,809

Notes to this table:

(a)	On May 10, 2007, the Company issued a press release announcing that the Board of Directors authorized a second stock repurchase program (the "program") on May 9, 2007.

(b)	The Company was authorized to repurchase 10% or 128,122 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program has an expiration date of May 9, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2007, the Company held an Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors.  Shareholders of record as of September 26, 2007, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief summary of each proposal and the result of the vote.

		For	Withhold	Against	Abstain
1.	To elect three directors for a three year term expiring in 2010:

	Walter T. Colquitt III	2,959,729	83,330	--	--
	Daniel R. Herndon	2,959,729	83,330	--	--
	Scott D. Lawrence	2,959,729	83,330	--	--

2.	To ratify the appointment of the Company’s independent
	registered public accounting firm:	3,006,029	--	37,000	30

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
2.1
Agreement and Plan of Merger by and among Home Federal Bancorp, Inc. of Louisiana, Home Federal Mutual Holding Company of Louisiana and First Louisiana Bancshares, Inc., dated as of December 11, 2007(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Certification Pursuant to 18 U.S.C Section 1350

____________________

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007 (SEC File No. 000-51117).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2008	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	February 14, 2008	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President (principal financial officer)