Form 10QSB
period 2008-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2008-05-15
CIK 1302901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission File Number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of small business issuer as specified in its charter)

Federal		86-1127166
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization

624 Market Street, Shreveport, Louisiana 71101
(Address of principal executive offices)

(318) 222-1145
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X     No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

        Shares of common stock, par value $.01 per share, outstanding as of May 15, 2008: The registrant had 3,383,287 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,247,912 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

Transitional Small Business Disclosure Format: Yes __ No X

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS	(In Thousands)

Cash and Cash Equivalents	$5,623	$3,972
Securities Available-for-Sale	100,355	83,752
Securities Held-to-Maturity	1,702	1,408
Loans Held for Sale	484	1,478
Loans Receivable, Net	28,707	25,211
Accrued Interest Receivable	558	499
Premises and Equipment, Net	894	923
Deferred Tax Asset	--	1,476
Other Assets	274	66
Real Estate Acquired Through Foreclosure	33	--
Total Assets	$138,630	$118,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$79,342	$77,710
Advances from Borrowers for Taxes and Insurance	123	196
Advances from Federal Home Loan Bank of Dallas	27,132	12,368
Other Accrued Expenses and Liabilities	780	699
Total Liabilities	107,377	90,973

COMMITMENTS

STOCKHOLDERS’ EQUITY
Common stock - 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,383,287 shares outstanding and 3,387,202 shares outstanding at March 31, 2008 and June 30, 2007, respectively	14	14
Additional paid-in capital	13,554	13,509
Retained Earnings - Partially Restricted	20,602	20,449
Unearned ESOP Stock	(954)	(997)
Unearned RRP Trust Stock	(395)	(551)
Accumulated Other Comprehensive Loss	241	(2,841)
Treasury Stock – At Cost	(1,809)	(1,771)

Total Stockholders’ Equity	31,253	27,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,630	$118,785
See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$ 514	$ 457	$ 1,559	$ 1,258
Investment Securities	60	67	204	219
Mortgage-Backed Securities	1,088	1,089	3,319	3,222
Other Interest-Earning Assets	54	76	140	200
Total Interest Income	1,716	1,689	5,222	4,899

INTEREST EXPENSE
Deposits	760	711	2,327	2,019
Federal Home Loan Bank Borrowings	247	186	647	512
Total Interest Expense	1,007	897	2,974	2,531

Net Interest Income	709	792	2,248	2,368

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after
Provision for Loan Losses	709	792	2,248	2,368

NON-INTEREST INCOME
Gain on Sale of Loans	1	3	5	3
Gain on Sale of Investments	55	67	149	168
Other Income	7	7	29	57
Total Non-Interest Income	63	77	183	228

NON-INTEREST EXPENSE
Compensation and Benefits	390	362	1,180	1,114
Occupancy and Equipment	43	44	128	137
Data Processing	19	22	52	56
Audit and Professional Fees	52	52	184	176
Franchise and Bank Shares Tax	26	40	102	118
Deposit Insurance Premiums	2	2	7	7
Other Expense	70	68	211	206
Total Non-Interest Expense	602	590	1,864	1,814
Income Before Income Taxes	170	279	567	782

PROVISION FOR INCOME TAX EXPENSE	58	95	192	266
Net Income	$ 112	$ 184	$ 375	$ 516
INCOME PER COMMON SHARE:
Basic	$0.03	$0.05	$0.12	$0.15
Diluted	$0.03	$0.05	$0.12	$0.15
DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)

BALANCE – JUNE 30, 2006	$14	$13,445	$(1,054)	$(688)	$20,149	$(211)	$(3,116)	$28,539

Net Income	--	--	--	--	516	--	--	516
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	2,062	2,062

RRP Shares Earned	--	--	--	137	--	--	--	137

Stock Options Vested	--	46	--	--	--	--	--	46

ESOP Compensation Earned	--	2	43	--	--	--	--	45

Dividends Declared	--	--	--	--	(253)	--	--	(253)

Acquisition Treasury Stock	--	--	--	--	--	(508)	--	(508)

BALANCE – MARCH 31, 2007	$14	$13,493	$(1,011)	$(551)	$20,412	$(719)	$(1,054)	$30,584

BALANCE – JUNE 30, 2007	$14	$13,509	$(997)	$(551)	$20,449	$(1,771)	$(2,841)	$27,812

Net Income	--	--	--	--	374	--	--	374
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	3,082	3,082

Purchase of Common Stock for RRP Trust	--	--	--	156	--	--	--	156

Stock Options Vested	--	47	--	--	--	--	--	47

ESOP Compensation Earned	--	(2)	43	--	--	--	--	41

Dividends Declared	--	--	--	--	(221)			(221)

Acquisition of Treasury Stock	--	--	--	--		(38)	--	(38)

BALANCE – MARCH 31, 2008	$14	$13,554	$(954)	$(395)	$20,602	$(1,809)	$241	$31,253

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$374	$516
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(132)	(138)
Gain on Sale of Investments	(149)	(168)
Amortization of Deferred Loan Fees	(17)	(10)
Depreciation of Premises and Equipment	41	48
ESOP Expense	41	44
Stock Option Expense	48	46
Recognition and Retention Plan Expense	118	101
Deferred Income Tax	(16)	(16)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations	(10,712)	--
Loans Held-for-Sale – Principal Repayments	11,706	--
Accrued Interest Receivable	(60)	(22)
Other Operating Assets	(209)	(20)
Other Operating Liabilities	23	125

Net Cash Provided by Operating Activities	1,056	506

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(3,550)	(4,964)
Deferred Loan Fees Collected	38	7
Acquisition of Premises and Equipment	(12)	(37)
Activity in Available-for-Sale Securities:
Proceeds from Sales and Maturities of Securities	15,507	21,086
Principal Payments on Mortgage-backed Securities	8,970	7,786
Purchases of Securities	(36,129)	(24,770)
Activity in Held-to-Maturity Securities
Proceeds from Redemption or Maturity of Investments	--	--
Principal Payments on Mortgage-Backed Securities	115	112
Purchases of Securities	(407)	(124)

Net Cash Used in Investing Activities	(15,468)	(904)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	1,632	4,723
Proceeds from Federal Home Loan Bank Advances	17,700	4,750
Repayments of Advances from Federal Home Loan Bank	(2,936)	(2,797)
Net Decrease in Mortgage-Escrow Funds	(74)	(77)
Dividends Paid	(221)	(253)
Acquisition of Treasury Stock	(38)	(508)

Net Cash Provided by Financing Activities	16,063	5,838

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,651	5,440

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	3,972	4,930

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,623	$10,370

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,940	$2,505
Income Taxes Paid	185	251
Market Value Adjustment for Gain on Securities
Available-for-Sale	4,670	3,125

NON CASH INVESTING ACTIVITY
Real Estate Acquired through Foreclosure	$33	$--

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Savings and Loan Association (the “Association”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended March 31, 2008, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2008.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.1% of our outstanding common stock at March 31, 2008.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees.  Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently accreted into income as an adjustment of yield on the related interest earning assets using the interest method.  Interest income on contractual loans receivable is recognized on the accrual method.  Unearned discount on property improvement and automobile loans is deferred and amortized using the interest method over the life of the loan.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those which are in excess of ninety days delinquent.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

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

2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine month periods ended March 31, 2008 and 2007 were calculated as follows:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Basic	Diluted	Basic	Diluted

Net Income	$111,816	$111,816	$184,200	$184,200
Weighted average shares outstanding	3,246,910	3,246,910	3,349,110	3,349,110
Effect of unvested common stock awards	--	--	--	3,566
Adjusted weighted average shares used in earnings per share computation	3,246,910	3,246,910	3,349,110	3,352,676

Earnings per share	$0.03	$0.03	$0.05	$0.05

	Nine Months Ended March 31, 2008		Nine months Ended March 31, 2007
	Basic	Diluted	Basic	Diluted

Net Income	$374,391	$374,391	$516,161	$516,161
Weighted average shares outstanding	3,242,712	3,242,712	3,363,589	3,363,589
Effect of unvested common stock awards	--	--	--	4,064
Adjusted weighted average shares used in earnings per share computation	3,242,712	3,242,712	3,363,589	367,653

Earnings per share	$0.12	$0.12	$0.15	$0.15

For the three and nine months ended March 31, 2008, the average stock price was less than the exercise price associated with the Company’s unvested common stock awards, which resulted in an anti-dilutive effect to the earnings per share calculations.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totals 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2008, 15,810 shares vested and were released from the Recognition Plan Trust and 40,285 shares remained in the Recognition Plan Trust at March 31, 2008.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter. As of March 31, 2008, 1,490 awards had been forfeited and vesting was accelerated on 2,270 shares as a result of the death of two of the participants.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of March 31, 2008, 3,532 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

Discussion of Financial Condition Changes from June 30, 2007 to March 31, 2008

At March 31, 2008, total assets amounted to $138.6 million compared to $118.8 million at June 30, 2007, an increase of approximately $19.9 million, or 16.8%.  This increase was primarily due to an increase in cash and cash equivalents of $1.6 million, or 41.6%, and an increase in loans receivable of $2.5 million, or 9.4% and an increase in investment securities of $16.9 million or 19.8%.  These increases were partially offset by a decrease in the Company’s deferred tax asset of $1.5 million.

The increase in cash and cash equivalents was due primarily to proceeds received through deposits, principal payments on securities and advances from the Federal Home Loan Bank of Dallas.  The increase in loans receivable was primarily due to the purchase of first mortgage loans originated by another mortgage loan company.  The increase in investment securities was primarily due to an increase in the market value of securities available for sale and the purchase of new securities with funds generated primarily from Federal Home Loan Bank borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

The Company’s total liabilities amounted to $107.4 million at March 31, 2008 an increase of approximately $16.4 million, or 18.0%, compared to total liabilities of $91.0 million at June 30, 2007. The primary reason for the increase in liabilities was due to the $1.6 million, or 2.1%, increase of customers’ deposits due to normal deposits inflow, and a $14.7 million, or 118.5%, increase in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $3.5 million, or 12.4%, to $31.2 million at March 31, 2008 compared to $27.8 million at June 30, 2007.  This increase was primarily the result of the change in the Company’s Accumulated Other Comprehensive Loss associated with securities available-for-sale of $3.1 million, the recognition of net income of $375,000 for the nine months ended March 31, 2008, and the distribution of shares associated with the Company’s Recognition and Retention Plan of $156,000.  These increases were offset by dividends of $221,000 paid during the nine months ended March 31, 2008, and the acquisition of treasury shares of $38,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At March 31, 2008 Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2008 and 2007

General

Net income amounted to $112,000 for the three months ended March 31, 2008 compared to $184,000 for the same period in 2007, a decrease of $72,000, or 39.1%.  The decrease was primarily due to decreases in net interest income and non-interest income, and an increase in non-interest expense.  These were partially offset by a decrease in income tax expense.

For the nine months ended March 31, 2008, net income amounted to $375,000, compared to $516,000 for the same period in 2007, a decrease of $141,000, or 27.3%.  The decrease was primarily due to decreases in net interest income and non-interest income, and an increase in non-interest expense.  These were partially offset by a decrease in income tax expense.

Net Interest Income

Net interest income for the three months ended March 31, 2008 was $709,000, a decrease of $82,000, or 10.4%, in comparison to the three months ended March 31, 2007. This decrease was due primarily to the increase the Company’s cost of funds, partially offset by an increase in total interest income.

Net interest income for the nine months ended March 31, 2008, was $2.3 million, a decrease of $120,000, or 5.1%, in comparison to the nine months ended March 31, 2007.  This decrease was due primarily to the increase in interest expense incurred on deposit accounts and advances from the Federal Home Loan Bank, partially offset by an increase in total interest income.

The Company’s average interest rate spread was 1.15% and 1.38% for the three and nine months ended March 31, 2008, compared to 1.76% and 1.85% for the three and nine months ended March 31, 2007.  The Company’s net interest margin was 2.14% and 2.36% for the three and nine months ended March 31, 2008, compared to 2.66% and 2.72% for the three and nine months ended March 31, 2007.  The decrease in net interest income and net interest margin is attributable primarily to the increase in interest expense on interest-bearing liabilities and average cost associated with deposits and advances from the Federal Home Loan Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectability of Home Federal’s loan portfolio, no provisions for loan losses were made during the three and nine months ended March 31, 2008 or 2007.  The Association’s allowance for loan losses was $235,000, or 0.81% of total loans, at March 31, 2008 compared to $235,000, or 0.9% of total loans at March 31, 2007.  At March 31, 2008, Home Federal had non-performing loans of $19,000 and other non-performing assets of $33,000.  Home Federal did not have any non-performing loans at March 31, 2007.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $63,000 for the three months ended March 31, 2008, compared to $77,000 for the same period in 2007.  The decrease was primarily due to a decrease of $12,000 in gain on sale of investments and a decrease of $2,000 in gain on sale of loans.

Total non-interest income amounted to $183,000 for the nine months ended March 31, 2008, compared to $228,000 for the same period in 2007.  The decrease was primarily due to decreases in gain on sale of securities and other income.

Non-interest Expense

Total non-interest expense increased $12,000, or 2.0%, for the three months ended March 31, 2008 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $29,000, or 8.0%, over the prior year period partially offset by a decrease in franchise and bank shares tax of $13,000, or 33.3%, and a decrease in advertising expense.

Total non-interest expense increased $50,000, or 2.7%, for the nine months ended March 31, 2008 compared to the prior year period.  The increase was primarily due to an increase of $66,000, or 5.9%, in compensation and benefits expense, and an increase in audit and professional fees of $8,000, offset by a decrease in occupancy and equipment expense of $9,000 and a decrease in franchise and bank shares tax of $16,000.

The increase in compensation and benefits expenses was a result of normal compensation increases including increased recognition and retention plan expense due to the acceleration of vesting of awards during the six months following the death of a participant.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,087 and $31,419, respectively, for the three months ended March 31, 2008, and $47,533 and $117,794, respectively, for the nine months ended March 31, 2008.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax.  This tax is assessed on the Association’s equity and earnings.  For the three and nine months ended March 31, 2008, the Company recognized bank shares tax expense of $24,200 and $96,800, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Continued)

Income Taxes

Income taxes amounted to $58,000 and $95,000 for the three months ended March 31, 2008 and 2007, respectively, resulting in effective tax rates of 34.0% and 33.9%, respectively. Income taxes amounted to $192,000 and $265,000 for the nine months ended March 31, 2008 and 2007, respectively, resulting in an effective tax rate of 33.9% and 34.0%, respectively.

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management.  The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Association sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.8 million at March 31, 2008.

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At March 31, 2008, Home Federal Savings and Loan had $27.1 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2008, Home Federal Savings and Loan had outstanding loan commitments of $1.2 million to originate loans.  At March 31, 2008, certificates of deposit scheduled to mature in less than one year, totaled $41.9 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2008, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 20.40%, 20.40% and 75.41%, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2008, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2008 – January 31, 2008	--	$--	--	94,809

Month #2 February 1, 2008 – February 29, 2008	--	--	--	94,809

Month #3 March 1, 2008 – March 31, 2008	--	--	--	94,809

Total	--	$--	--	94,809

Notes to this table:

(a)	On May 10, 2007, the Company issued a press release announcing that the Board of Directors authorized a second stock repurchase program (the "program") on May 9, 2007.

(b)	The Company was authorized to repurchase 10% or 128,122 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program had an expiration date of May 9, 2008.

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

Date:	May 15, 2008	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	May 15, 2008	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President
(principal financial officer)