Form 10-K
period 2008-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2008-09-29
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008
OR
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number           (318) 222-1145

Securities registered under Section 12(b) of the Exchange Act:	Title of each class	Name of exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐ No ☒

As of September 26, 2008, the aggregate value of the 891,319 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes an aggregate of 2.5 million shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), Employees' Savings and Profit Sharing Plan ("401(k) Plan"), Recognition and Retention Plan ("RRP") Trust and 2.1 million shares held by Home Federal Mutual Holding Company of Louisiana as a group, was approximately $6.7 million.  This figure is based on the closing sales price of $7.50 per share of the Registrant's Common Stock on September 26, 2008.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 26, 2008:  3,377,600

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1)	Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 8 and Part IV, Item 15 of this Form 10-K.
(2)	Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2008

i

PART I

Item 1.  Business

General

On January 18, 2005, Home Federal Savings and Loan Association ("Home Federal Savings and Loan" or the "Association"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana ("Home Federal Bancorp" or the "Company") to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 60% of its then outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares.  As of June 30, 2008, Home Federal Mutual Holding Company held 63.1% of Home Federal Bancorp's issued and outstanding common stock.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.  In addition, Home Federal Savings and Loan purchases packages of single family loans from a mortgage originator in Arkansas that are secured by properties primarily located in predominantly rural areas of Louisiana, Arkansas and Texas.  At June 30, 2008, such loans amounted to $10.3 million, or 36.0% of the total loan portfolio, and had an average age of approximately four years.

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

On December 11, 2007, the Company entered into an Agreement and Plan of Merger with First Louisiana Bancshares, Inc., pursuant to which the Company would acquire First Louisiana Bancshares and its wholly-owned subsidiary, First Louisiana Bank (the "Merger").  Simultaneously with the adoption of the Agreement and Plan of Merger, Home Federal Mutual Holding Company adopted a Plan of Conversion and Reorganization whereby Home Federal Mutual Holding Company would convert from the mutual holding company form of organization to the fully public stock holding company form of organization and offer shares of a new holding company to its members and the general public in a subscription and community offering.  At the close of the offering period, the orders received were not sufficient to reach the minimum of the offering range. As a result, the Company's second-step conversion and offering terminated and, as of August 14, 2008, the Company and First Louisiana Bancshares mutually agreed to terminate the Agreement and Plan of Merger. Completion of the merger was contingent on completion of the second-step conversion.

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

Competition

We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in the primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities.  We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Subsidiaries

At June 30, 2008, the Company had one subsidiary, the Association.  The Association's only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Savings and Loan had 17 full-time employees and 1 part-time employee at June 30, 2008. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Lending Activities

General.  At June 30, 2008, our net loan portfolio amounted to $28.3 million, representing approximately 20.5% of total assets at that date.  Historically, our principal lending activity has been the origination of one- to four-family residential loans.  At June 30, 2008, one- to four-family residential loans amounted to $18.7 million, or 65.5% of the total loan portfolio.  As part of our desire to diversify the loan portfolio, we also offer consumer loans, which includes home equity loans, second mortgage loans and lines of credit and amounted to $4.9 million, or 17.2% of the total loan portfolio at June 30, 2008.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  In addition, upon application the Office of Thrift Supervision permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units.  At June 30, 2008, our regulatory limit on loans-to-one borrower was $4.2 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.5 million, $440,000, $418,000, $353,000 and $304,000.  Each of our five largest loans or groups of loans was performing in accordance with its terms at June 30, 2008.  For our largest loan to one borrower, we utilized the higher limit applicable for domestic residential housing units upon approval by the Office of Thrift Supervision.  The $4.5 million group of loans is to a limited partnership established by the Housing Authority of Bossier City, Louisiana.  The loans are secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2008		2007
	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$18,736	65.48%	$16,669	65.27%
Other mortgage	4,945	17.28	3,650	14.29
Total real estate loans	23,681	82.76	20,319	79.56

Consumer loans:
Home equity loans and second mortgage loans	3,848	13.45	4,454	17.43
Savings accounts	573	2.00	283	1.11
Equity lines of credit	461	1.61	427	1.67
Other	51	.18	57	.23
Total consumer loans	4,933	17.24	5,221	20.44
Total loans	28,614	100.00%	25,540	100.00%

Less:
Allowance for loan losses	(235)		(235)
Deferred loan fees	(116)		(94)
Net loans(1)	$28,263		$25,211
_________________________

(1)	Does not include loans held for sale amounting to $852,310 and $1,478,434 at June 30, 2008 and June 30, 2007, respectively.

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

Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2008, must be approved by our loan committee which currently consists of the Chief Executive Officer, the principal financial officer and the Vice President of Lending.  Loans in excess of $417,000 must be approved by the board of directors.  In accordance with past practice, all loans are ratified by our board of directors.

During fiscal 2008, we also purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Louisiana, Arkansas and Texas.  The loans were generally secured by rural properties and the seller retained servicing rights.  Although the loans were originated with fixed-rates, Home Federal Savings and Loan receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively.  Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent.  At June 30, 2008, we had approximately $10.3 million of such loans in our portfolio with an average age of approximately four years.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2008	2007
	(In Thousands)
Loan originations:
One- to four-family residential	$14,171	$15,108
Other mortgage	1,455	530
Consumer	2,860	2,842
Total loan originations	18,486	18,480
Loans purchased	3,455	5,797
Total loan originations and loans purchased	21,941	24,277
Loans sold	(13,611)	(12,356)
Loan principal repayments	(5,882)	(6,104)
Total loans sold and principal repayments	(19,493)	(18,460)
Increase (decrease) due to other items, net (1)	604	(1,472)
Net increase in loan portfolio	$3,052	$4,345
_________________________

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity to our primary market area in Caddo Parish, Louisiana and the surrounding area.  Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate.  We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property.  In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At June 30, 2008, we were within each of the above lending limits.

During fiscal 2008 and 2007, we sold $13.6 million and $12.4 million of loans, respectively.  We recognized gain on sale of loans of $5,639 during fiscal 2008 and $3,127 during fiscal 2007.  Loans were sold during these periods primarily to another financial institution. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days.  The loans sold primarily consisted of long-term, fixed rate residential real estate loans.  These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk.  We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2008, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Other Mortgage	Consumer	Total
	(In Thousands)
Amounts due after June 30, 2008 in:
One year or less	$550	$--	$847	$1,397
After one year through two years	21	--	104	125
After two years through three years	76	--	125	201
After three years through five years	193	--	725	918
After five years through ten years	1,166	--	970	2,136
After ten years through fifteen years	850	810	991	2,651
After fifteen years	15,880	4,135	1,171	21,186
Total	$18,736	$4,945	$4,933	$28,614

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2008 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential	$8,283	$10,453	$18,736
Other mortgage	4,945	--	4,945
Consumer	4,933	--	4,933
Total	$18,161	$10,453	$28,614

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

One- to Four-Family Residential Real Estate Loans.  Our primary lending activity is the origination of loans secured by single-family residences. At June 30, 2008, $18.7 million, or 65.5%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

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

At June 30, 2008, $8.3 million, or 44.2%, of our one- to four-family residential mortgage loans were fixed-rate loans.  Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.

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

Consumer Loans.  We are authorized to make loans for a wide variety of personal or consumer purposes.  We originate consumer loans in order to accommodate our customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  The consumer loans we offer consist of home equity and second mortgage loans, loans secured by deposit accounts with us, equity lines of credit and automobile loans. As part of our lending strategy, we started to place a greater emphasis on the origination of consumer loans.  However, we do not intend to materially expand our product offerings and instead intend to focus on increasing the volume of our current products, primarily home equity and second mortgage loans.  At June 30, 2008, $4.9 million, or 17.2% of the total loan portfolio consisted of consumer loans compared to $5.2 million, or 20.4% of the loan portfolio at June 30, 2007.

Of the $4.9 million of consumer loans held at June 30, 2008, $3.8 million consisted of home equity and second mortgage loans compared to $4.5 million of home equity and second mortgage loans at June 30, 2007.  These loans are secured by the underlying equity in the borrower's residence.  We do not require that we hold the first mortgage on the properties that secure the second mortgage loans.  The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 80% after taking into consideration the first mortgage loan.  These loans are typically three-to-five year balloon loans with fixed rates and contain an on-demand clause that allows us to call the loan in at any time.

We offer loans secured by deposit accounts held with us, which loans amounted to $572,797, or 2.0% of the total loan portfolio at June 30, 2008.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 2%.  These loans typically are payable on demand with a maturity date of one year.

We also offer lines of credit secured by a borrower's equity in real estate which loans amounted to $460,753 or 1.6% of the total loan portfolio at June 30, 2008.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral.  Lines of credit will not exceed 90% of the value of the equity in the collateral.

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

Loan Origination and Other Fees.  In addition to interest earned on loans, we generally receive loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  We held $52,000 of real estate owned at June 30, 2008 compared to none at June 30, 2007.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2008				June 30, 2007
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One- to four-family residential loans	--	$--	--	$--	2	$123	2	$116
Other mortgage loans	--	--	--	--	--	--	--	--
Consumer loans	--	--	--	--	--	--	--	--
Total delinquent loans	--	$--	--	$--	2	$123	2	$116
Delinquent loans to total net loans		--%		--%		.49%		.46%
Delinquent loans to total loans		--%		--%		.48%		.45%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.  We did not have troubled debt restructurings at either of the dates indicated.

	June 30,
	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$--	$116
Other mortgage	--	--
Consumer	--	--
Total non-accruing loans	$--	$116
Accruing loans 90 days or more past due:
One- to four-family residential	$--	$--
Other mortgage	--	--
Consumer	--	--
Total accruing loans 90 days or more past due	--	--
Total non-performing loans(1)	--	116
Real estate owned, net	52	--
Total non-performing assets	$52	$116
Total non-performing loans as a percent of loans, net	--%	.46%
Total non-performing assets as a percent of total assets	.04%	.10%
_________________________

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.  There were no assets classified as substandard at June 30, 2007.

Allowance for Loan Losses.  At June 30, 2008, our allowance for loan losses amounted to $235,000.  The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing conditions.  We are primarily engaged in originating single-family residential loans.  Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Our management analyzes the probability of the correction of the substandard loans' weaknesses and the extent of any known or inherent losses that we might sustain on them.  A minimal provision for loan losses was made in the third quarter of fiscal 2007.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  We did not have any charge-offs or recoveries during fiscal 2008.  During fiscal year 2007, one consumer loan with a balance of $1,000 was charged off directly to the provision for bad debt expense. There were no recoveries during fiscal 2007.

	At or For the Year Ended June 30,
	2008	2007
	(Dollars in Thousands)

Total loans outstanding at end of period	$28,614	$25,540
Average loans outstanding	28,698	23,680

Allowance for loan losses, beginning of period	235	235
Provision for loan losses	-	1
Charge-offs	-	(1)
Allowance for loan losses, end of period	235	235

Allowance for loan losses as a percent of non-performing loans	-%	202.59%
Allowance for loan losses as a percent of loans outstanding	.82%	.92%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2008		2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)

One- to four-family residential	$235	65.48%	$235	65.27%
Other mortgage	--	17.28	--	14.29
Consumer	--	17.24	--	20.44
Total	$235	100.00%	$235	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities Held to Maturity:
FHLB stock	$1,196	$1,196	$779	$779
Mortgage-backed securities	492	507	629	643
Total Securities Held to Maturity	1,688	1,703	1,408	1,422

Securities Available for Sale:
Corporate securities	2,400	2,163	2,290	2,227
Mortgage-backed securities	97,915	94,161	85,767	81,525
Total Securities Available for Sale	100,315	96,324	88,057	83,752
Total Investment Securities	$102,003	$98,027	$89,465	$85,174

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2008.  The amounts reflect the fair value of our securities at June 30, 2008.

	Amounts at June 30, 2008 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$76	6.08%	$959	5.28%	$93,633	4.98%
Equity securities(1):
ARM Fund	--	--	--	--	--	--	2,163	4.67
FHLB stock	--	--	--	--	--	--	1,196	3.96
Total investment securities and
FHLB stock	$--	--%	$76	6.08%	$959	5.28%	$96,992	4.96%

________________________
(1)	None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock and a $2.4 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At June 30, 2008, the unrealized loss on this investment was $237,000.  Home Federal Bancorp has the ability and the intent to hold such investment until it recovers its value.  Home Federal Bancorp does not hold any Fannie Mae or Freddie Mac common or preferred stock.  Management will continue to monitor its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

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

Our mortgage-backed securities consist of Ginnie Mae securities ("GNMA"), Freddie Mac securities ("FHLMC") and Fannie Mae securities ("FNMA").  Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.  The amounts reflect the fair value of our mortgage-backed securities at June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In Thousands)
Fixed rate:
GNMA	$338	$433
FHLMC	12,458	6,962
FNMA	79,903	72,293
Total fixed rate	92,699	79,688
Adjustable rate:
GNMA	181	292
FNMA	1,192	1,492
FHLMC	596	696
Total adjustable-rate	1,969	2,480
Total mortgage-backed securities	$94,668	$82,168

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2008 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2008.

	Amounts at June 30, 2008 Which Mature In
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In Thousands)
Fixed rate:
GNMA	$--	--%	$76	6.08%	$262	7.70%
FHLMC	--	--	--	--	12,458	4.88
FNMA	--	--	--	--	79,903	4.99
Total fixed-rate	--	--	76	6.08	92,623	4.98
Adjustable rate:
GNMA	--	--	--	--	181	4.40
FNMA	--	--	--	--	1,192	4.99
FHLMC	--	--	--	--	596	5.07
Total adjustable-rate	--	--	--	--	1,969	4.96
Total	$--	--%	$76	6.08%	$94,592	4.98%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2008	2007
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$86,396	$85,019
Purchases	38,907	31,261
Repayments	(11,720)	(11,133)
Sales	(15,358)	(18,918)
Amortizations of premiums and discounts, net	182	167
Mortgage-backed securities at end of period	98,407	$86,396
Weighted average yield at end of period	4.98%	5.07%

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2008		2007
	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 0.99%	$9	.00%	$9	.00%
1.00% - 1.99%	127	.16	194	.25
2.00% - 2.99%	9,074	11.58	1,543	1.99
3.00% - 3.99%	12,840	16.39	12,164	15.65
4.00% - 4.99%	24,724	31.56	18,388	23.66
5.00% - 5.99%	15,334	19.57	30,705	39.52
Total certificate accounts	62,108	79.26	63,003	81.07
Transaction accounts:
Savings	4,836	6.17	4,473	5.76
NOW	8,533	10.89	7,293	9.38
Money market	2,882	3.68	2,941	3.79
Total transaction accounts	16,251	20.74	14,707	18.93
Total deposits	$78,359	100.00%	$77,710	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2008			2007
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$4,546	$22	.49%	$4,630	$23	.49%
NOW	7,176	16	.22	6,983	15	.21
Money market	2,999	12	.40	3,030	12	.40
Certificates of deposit	63,893	2,985	4.67	60,344	2,710	4.49
Total deposits	$78,614	$3,035	3.86%	$74,987	$2,760	3.68%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2008	2007
	(In Thousands)
Total deposits at beginning of period	$77,710	$71,279
Net deposits (withdrawals)	(1,117)	4,866
Interest credited	1,766	1,565
Total increase in deposits	$650	$6,431

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2008.

	Balance at June 30, 2008 Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In Thousands)
Less than 2.00%	$129	$7	$--	$--	$136
2.00% - 2.99%	8,386	688	--	--	9,074
3.00% - 3.99%	9,446	2,363	556	475	12,840
4.00% - 4.99%	11,505	5,551	3,451	4,217	24,724
5.00% - 5.99%	12,038	1,818	520	958	15,334
Total certificate accounts	$41,504	$10,427	$4,527	$5,650	$62,108

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2008 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
September 30, 2008	$1,460	4.34%
December 31, 2008	3,678	4.39
March 31, 2009	902	3.81
June 30, 2009	1,578	3.33
After June 30, 2009	3,744	4.88
Total certificates of deposit with balances in excess of $100,000	$11,362	4.35%

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

As of June 30, 2008, we were permitted to borrow up to an aggregate total of $107.6 million from the Federal Home Loan Bank of Dallas. We had $26.9 million and $12.4 million of Federal Home Loan Bank advances outstanding at June 30, 2008 and 2007, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2008	2007
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$20,602	$14,883
Maximum amount outstanding at any month-end during the period	$27,293	$16,695
Balance outstanding at end of period	$26,876	$12,368
Average interest rate during the period	4.53%	4.63%
Weighted average interest rate at end of period	4.27%	4.68%

At June 30, 2008, $9.6 million of our borrowings were short-term (maturities of one year or less).  Such short-term borrowings had a weighted average interest rate of 4.09% at June 30, 2008.

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

Waivers of Dividends by Home Federal Mutual Holding Company.  It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  Office of Thrift Supervision regulations require Home Federal Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of any dividends.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  Home Federal Mutual Holding Company waived all its dividends paid by Home Federal Bancorp during the fiscal year ended June 30, 2008.  Under Office of Thrift Supervision regulations, public stockholders are not diluted because of any dividends waived by Home Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Home Federal Mutual Holding Company converts to stock form.

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

The Sarbanes-Oxley Act.  As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission includes:

●	the creation of an independent accounting oversight board;

●	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

●	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

●	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

●	the requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

●	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

●	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

●	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

●	mandatory disclosure by analysts of potential conflicts of interest; and

●	a range of enhanced penalties for fraud and other violations.

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

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution's capital – "well capitalized," "adequately capitalized," and "undercapitalized."  These capital levels are defined in the same manner as under the prompt corrective action system discussed below.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, such as Home Federal Saving and Loan, to 27 basis points for undercapitalized institutions with substantial supervisory concern.  As a result of the recent bank failures, however, the FDIC risk-based assessment rate may increase in future periods in order to recapitalize the deposit insurance fund.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund.  The FICO assessment rate set for the second quarter of 2008 was 0.0122% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Major provisions in the legislation include:

●	Merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006.

●
Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000.  Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

●
Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

●
Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996.  The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

●
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

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement -- "tangible" capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement -- "core" capital equal to at least 3.0% of adjusted total assets; and

●	risk-based capital requirement --"total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.

Core capital generally consists of common stockholders' equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Home Federal Savings and Loan had no intangible assets at June 30, 2008.  Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Home Federal Savings and Loan's regulatory capital.

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

At June 30, 2008, Home Federal Savings and Loan exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 20.21%, 20.21% and 73.08%, respectively.

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

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

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

At June 30, 2008, Home Federal Savings and Loan was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Home Federal Savings and Loan's capital position relative to its regulatory capital requirements at June 30, 2008.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$28,547	73.08%	$3,125	8.00%	$3,906	10.00%	$24,641	86.32%
Tier 1 risk-based capital	28,314	72.48	2,101	1.50	2,344	6.00	25,970	91.72
Tier 1 leverage Capital	28,314	20.21	4,203	3.00	7,005	5.00	21,309	75.26

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

Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

●	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

At June 30, 2008, the qualified thrift investments of Home Federal Savings and Loan were approximately 95.51% of its portfolio assets.

Affiliate Transaction Restrictions.  Federal laws strictly limit the ability of savings institutions to engage in transactions with their affiliates, including their savings and loan holding companies.  Except for certain exceptions set forth in the Office of Thrift Supervision regulations, a savings association must comply with sections 23A and 23B of the Federal Reserve Act and Regulation W which implements those statutory provisions.  Those statutory and regulatory provisions apply to transactions between a subsidiary institution and its parent company or the non-savings institution subsidiaries of the savings and loan holding company and are limited to 10% of a savings institution's capital and surplus and, with respect to such parent company and all such non-savings institution subsidiaries, to an aggregate of 20% of the savings institution's capital and surplus.  Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that all transactions between a savings institution and its affiliates be on terms as favorable to the savings institution as transactions with non-affiliates.  Home Federal Savings and Loan believes that all transactions between it and its affiliates at June 30, 2008 were on terms as favorable to it as its transactions with non-affiliates.

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

Federal Home Loan Bank System.  Home Federal Savings and Loan is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At June 30, 2008, Home Federal Savings and Loan had $26.9 million of Federal Home Loan Bank advances.

As a member, Home Federal Savings and Loan is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At June 30, 2008, Home Federal Savings and Loan had $1,196,100 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At June 30, 2008, Home Federal Savings and Loan had met its reserve requirement.

TAXATION

Federal Taxation

General.  Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Savings and Loan are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Home Federal Savings and Loan's federal and state income tax returns for taxable years through December 31, 2004 have been closed for purposes of examination by the Internal Revenue Service or the Louisiana Department of Revenue.  As a result, all tax returns through that date may no longer be audited by either tax authority.

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

At June 30, 2008, the total federal pre-1988 reserve was approximately $3.3 million.  The reserve reflects the cumulative effects of federal tax deductions by Home Federal Savings and Loan for which no federal income tax provisions have been made.

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

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Home Federal Savings and Loan may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At June 30, 2008, Home Federal Savings and Loan had no net operating loss carry forwards for federal income tax purposes.

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

Item 1A.  Risk Factors

Our results of operations are significantly dependant on economic conditions and related uncertainties.

The operations of savings associations are affected, directly and indirectly, by domestic and international economic and political conditions and by the governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists, and other factors beyond our control may adversely affect our results of operations.  Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the risk factor below.  Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations.  We are particularly sensitive to changes in economic conditions and related uncertainties in the metropolitan Shreveport/ Bossier City area because we derive substantially all of our loans, deposits and other business from this area.  Accordingly, we remain subject to the risks associated with prolonged declines in our local economy.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as us are dependant to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings.  Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities.  Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings.  Interest rates are highly sensitive to many factors beyond our control.  Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases.  There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

Our FDIC insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

As a result of the recent bank failures, we expect that the FDIC risk-based insurance assessment rate will increase in order to recapitalize the deposit insurance fund.  Since January 1, 2007 our FDIC insurance assessment has been substantially reduced by a $126,000 special one time credit.  The remaining credit as of June 30, 2008 is $76,000.  Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods and the depletion of our one time credit.  Any increases in our FDIC insurance premium rates will reduce our future earnings.

We are subject to extensive regulation which could adversely affect our business and operations.

We are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors.  In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles.  The effects of any such potential changes cannot be predicted but could adversely affect the business and our operations in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies.  We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.  Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services.  Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology.  In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce cost.  As a result, our future success will depend in part on our ability to address our customers' needs by using technology.  We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers.  Many of our competitors have far greater resources that we have to invest in technology.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At June 30, 2008, Home Federal Savings and Loan conducted its business from its headquarters office located in Shreveport, Louisiana and two full service branch offices.

The following table sets forth certain information relating to Home Federal Savings and Loan's offices and parcel of land for a future branch office at June 30, 2008.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
		(In Thousands)
Building	Owned	$154	$30,603
624 Market Street Shreveport, LA

Building/ATM	Owned(1)	15	33,441
6363 Youree Dr. Shreveport, LA

Building/ATM	Owned	180	16,123
8990 Mansfield Rd. Shreveport, LA

Lot 2	Owned	436	N/A
River Crest, Unit #1 Bossier Parish, LA
______________________

(1)	The building is owned by Home Federal Savings and Loan but the land is subject to an operating lease which is renewable on November 30, 2008 for a five year period.

Item 3.  Legal Proceedings

Home Federal Bancorp and Home Federal Savings and Loan are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information required herein, to the extent applicable, is incorporated by reference from page 56 of Home Federal's 2008 Annual Report to Shareholders filed as Exhibit 13 hereto ("2008 Annual Report").

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)	The following table represents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2008 -- April 30, 2008	--	$--	--	94,809
Month #2 May 1, 2008 -- May 31, 2008	--	--	--	94,809
Month #3 June 1, 2008 -- June 30, 2008	--	--	--	--
Total	--	$--	--	--

Notes to this table:

(a)
On May 10, 2007, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program to repurchase 10%, or 128,122 shares, of the outstanding shares other than shares held by Home Federal Mutual Holding Company (the "second repurchase program").

(b)	The second repurchase program had an expiration date of May 15, 2008.

Item 6.  Selected Financial Data

The information required by this section is included in the section titled "Selected Consolidated Financial Data" of the Company's 2008 Annual Report to Shareholders and is hereby incorporated herein by reference from exhibit 13.0 hereto.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 4 to 11 of the 2008 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 13 to 55 of the 2008 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a)
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

(b)	Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(c)
No change in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2008 ("Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned "Management Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of June 30, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	198,938	(1)	$9.85	(1)	15,005
Equity compensation plans not approved by security holders	--		--		--
Total	198,938		$9.85		15,005
___________________

(1)	Includes 38,795 shares subject to restricted stock grants which were not vested as of June 30, 2008. The weighted-average exercise price excludes such restricted stock grants.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm -- Audit Fees" in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2008 Annual Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007.

Consolidated Statements of Income for the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007.

Notes to Consolidated Financial Statements.

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits	Location
3.1	Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana	(1)
3.2	Bylaws of Home Federal Bancorp, Inc. of Louisiana	(1)
4.0	Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)
10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(2)
10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement	(2)
13.0	Annual Report to Shareholders	Filed Herewith
23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
______________________________

(1)	Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (File No. 333-119026).

(2)	Incorporated herein by reference from Home Federal Bancorp's Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:	September 29, 2008	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel R. Herndon
Daniel R. Herndon	Chairman of the Board, President and Chief Executive Officer	September 29, 2008

/s/ Walter T. Colquitt III
Walter T. Colquitt III	Director	September 29, 2008

/s/ David A. Herndon III
David A. Herndon III	Director	September 29, 2008

/s/ Scott D. Lawrence
Scott D. Lawrence	Director	September 29, 2008

/s/ Mark M. Harrison
Mark M. Harrison	Director	September 29, 2008

/s/ Clyde D. Patterson
Clyde D. Patterson	Director and Executive Vice President (Principal Financial and Accounting Officer)	September 29, 2008

/s/ Henry M. Hearne
Henry M. Hearne	Director	September 29, 2008

/s/ Woodus K. Humphrey
Woodus K. Humphrey	Director	September 29, 2008

/s/ Amos L. Wedgeworth Jr.
Amos L. Wedgeworth Jr.	Director	September 29, 2008