Form 10-Q
period 2008-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2008-11-14
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

624 Market Street, Shreveport, Louisiana 71101
(Address of principal executive offices)

(318) 222-1145
(Registrant's telephone number, including area code)

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
Yes ☐     No ☒

Shares of common stock, par value $.01 per share, outstanding as of November 14, 2008:  The registrant had 3,377,600 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant's mutual holding company, and 1,242,225 shares were held by the public and directors, officers and employees of the registrant, and the registrant's employee benefit plans.

INDEX

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS	(In Thousands)

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $5,697 and $4,957 for September 30, 2008 and June 30, 2008, Respectively)	$7,118	$7,363
Securities Available-for-Sale	100,885	96,324
Securities Held-to-Maturity	1,853	1,688
Loans Held-for-Sale	631	852
Loans Receivable, Net	28,384	28,263
Accrued Interest Receivable	551	550
Premises and Equipment, Net	873	880
Deferred Tax Asset	652	1,691
Foreclosed Real Estate	48	52
Other Assets	34	52

Total Assets	$141,029	$137,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	78,240	78,359
Advances from Borrowers for Taxes and Insurance	233	177
Advances from Federal Home Loan Bank of Dallas	31,867	26,876
Stock Purchase Deposit Escrow	--	3,575
Other Accrued Expenses and Liabilities	756	854

Total Liabilities	111,096	109,841

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common stock – 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,377,600 shares outstanding and 3,383,287 shares outstanding at September 30, 2008 and June 30, 2008, respectively	14	14
Additional paid-in capital	13,579	13,567
Treasury Stock, at Cost – 181,358 Shares at September 30, 2008; 175,671 Shares at June 30, 2008	(1,858)	(1,809)
Unearned ESOP Stock	(926)	(940)
Unearned RRP Trust Stock	(269)	(395)
Retained Earnings	20,105	20,071
Accumulated Other Comprehensive Loss	(712)	(2,634)

Total Stockholders’ Equity	29,933	27,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,029	$137,715

See accompanying notes to consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
INTEREST INCOME	(In Thousands, Except Per Share Data)
Loans, Including Fees	$528	$515
Investment Securities	40	66
Mortgage-Backed Securities	1,266	1,109
Other Interest-Earning Assets	16	37
Total Interest Income	1,850	1,554

INTEREST EXPENSE
Deposits	674	770
Federal Home Loan Bank Borrowings	306	196
Total Interest Expense	980	966
Net Interest Income	870	761

PROVISION FOR LOAN LOSSES	--	--
Net Interest Income after
Provision for Loan Losses	870	761

NON-INTEREST INCOME
Gain on Sale of Loans	--	1
Gain on Sale of Investments	33	22
Other Income	10	15
Total Non-Interest Income	43	38

NON-INTEREST EXPENSE
Merger and Stock Issuance Costs	132	--
Compensation and Benefits	397	394
Occupancy and Equipment	46	44
Data Processing	20	17
Audit and Professional Fees	35	41
Franchise and Bank Shares Tax	38	38
Other Expense	80	95
Total Non-Interest Expense	748	629
Income Before Income Taxes	165	170

PROVISION FOR INCOME TAX EXPENSE	56	58
Net Income	$109	$112
INCOME PER COMMON SHARE:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)
BALANCE – JUNE 30, 2007	$14	$13,509	$(997)	$(551)	$20,449	$(1,771)	$(2,841)	$27,812

Net Income	--	--	--	--	112	--	--	112
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	--	1,246	1,246

RRP Shares Earned	--	--	--	138	--	--	--	138

Stock Options Vested	--	17	--	--	--	--	--	17

ESOP Compensation Earned	--	--	14	--	--	--	--	14

Dividends Declared	--	--	--	--	(71)	--	--	(71)

Acquisition Treasury Stock	--	--	--	--	--	(38)	--	(38)

BALANCE – SEPTEMBER 30, 2007	$14	$13,526	$(983)	$(413)	$20,490	$(1,809)	$(1,595)	$29,230

BALANCE – JUNE 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874

Net Income	--	--	--	--	109	--	--	109
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for-Sale, Net of Tax Effects	--	--	--	--	--	--	1,922	1,922

RRP Shares Earned	--	--	--	126	--	--	--	126

Stock Options Vested	--	15	--	--	--	--	--	15

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(75)	--	--	(75)

Acquisition Treasury Stock	--	--	--	--	--	(49)	--	(49)
BALANCE – SEPTEMBER 30, 2008	$14	$13,579	$(926)	$(269)	$20,105	$1,858	$(712)	$29,933

See accompanying notes to consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$109	$112
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(69)	(34)
Gain on Sale of Investments	(33)	(22)
Amortization of Deferred Loan Fees	(2)	(4)
Depreciation of Premises and Equipment	13	14
ESOP Expense	11	14
Stock Option Expense	15	17
Recognition and Retention Plan Expense	32	37
Deferred Income Tax	(5)	(6)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(4,481)	(5,358)
Loans Held-for-Sale – Principal Repayments	4,703	5,511
Accrued Interest Receivable	(1)	(21)
Other Operating Assets	19	39
Other Operating Liabilities	51	149

Net Cash Provided by Operating Activities	362	448

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(121)	(1,811)
Deferred Loan Fees Collected	5	4
Acquisition of Premises and Equipment	(6)	(12)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	2,035	1,913
Principal Payments on Mortgage-backed Securities	2,575	3,929
Purchases of Securities	(6,159)	(7,423)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	40	47
Purchases of Securities	(204)	--

Net Cash Used in Investing Activities	$(1,835)	$(3,353)

See accompanying notes to consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net (Decrease) Increase in Deposits	(120)	383
Proceeds from Federal Home Loan Bank Advances	11,200	5,500
Repayments of Advances from Federal Home Loan Bank	(6,209)	(976)
Net Increase in Mortgage-Escrow Funds	56	59
Dividends Paid	(75)	(71)
Acquisition of Treasury Stock	(49)	(38)
Stock Purchase Deposits Received	4,556	--
Stock Purchase Deposits Refunded	(8,131)	--
Net Cash Provided by Financing Activities	1,228	3,965

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(245)	4,262

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,363	3,972

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,118	$5,924

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$954	$914
Income Taxes Paid	--	--
Market Value Adjustment for Gain on Securities Available-for-Sale	2,911	1,889

See accompanying notes to consolidated financial statements.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Savings and Loan Association (the “Association”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2008, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.2% of our outstanding common stock at September 30, 2008.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Index

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

Index

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.	EARNINGS PER SHARE

Basic earnings per common share are computed based on the weighted average number of shares outstanding as prescribed in SFAS No. 128.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three ended September 30, 2008 and 2007 were calculated as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Basic	Diluted	Basic	Diluted

Net income	$108,607	$108,607	$112,328	$112,328
Weighted average shares outstanding	3,253,877	3,253,877	3,236,285	3,236,285
Effect of unvested common stock awards	--	--	--	3,382
Adjusted weighted average shares used in earnings per share computation	3,253,877	3,253,877	3,236,285	3,239,667
Earnings per share	$.03	$.03	$.03	$.03

For the three months ended September 30, 2008 and 2007, there were outstanding options to purchase 169,982 and 170,857 shares, respectively, at $9.85 per share.  For the quarter ended September 30, 2008, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.

3.	RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the quarter ended September 30, 2008, 12,781 shares vested and were released from the Recognition Plan Trust and 27,504 shares remained in the Recognition Plan Trust at September 30, 2008.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  As of September 30, 2008, 1,871 awards had been forfeited and vesting was accelerated on 2,390 shares as a result of the death of two of the participants.

The present cost associated with the Recognition Plan is based on a share price of $9.85, which represents the market price of the Company’s stock on August 18, 2005, the date on which the Recognition Plan shares were granted.  The cost is being recognized over five years.

Index

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

On August 18, 2005, the Company granted 174,389 options to directors, officers and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of September 30, 2008, 4,627 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations.  SFAS 141 (R) will impact how entities apply the acquisition method to business combinations.  Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be the date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree  will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer.  Additionally, SFAS 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will be required to apply SFAS 141(R) prospectively to all business combinations completed on or after July 1, 2009.  Early adoption is not permitted.  For business combinations with an acquisition date before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).  This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The above pronouncements are not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Discussion of Financial Condition Changes from June 30, 2008 to September 30, 2008

At September 30, 2008, total assets amounted to $141.0 million compared to $137.7 million at June 30, 2008, an increase of approximately $3.3 million, or 2.4%.  This increase was primarily due to an increase in investment securities of $4.7 million, or 4.8%, partially offset by a decrease in the Company’s deferred tax asset of $1.0 million, or 61.4%, and a decrease in cash and cash equivalents of $245,000, or 3.3%.

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

The Company’s total liabilities amounted to $111.1 million at September 30, 2008, an increase of approximately $1.3 million, or 1.2%, compared to total liabilities of $109.8 million at June 30, 2008.  The primary reason for the increase in liabilities was due to the $5.0 million, or 18.6%, increase in advances from the Federal Home Loan Bank, partially offset by a decrease of $3.6 million in stock purchase deposits.

Stockholders’ equity increased $2.1 million, or 7.4%, to $29.9 million at September 30, 2008 compared to $27.9 million at June 30, 2008.  This increase was primarily the result of the change in the Company’s Accumulated Other Comprehensive Loss associated with unrealized gain on securities available-for-sale of $1.9 million, the recognition of net income of $109,000 for the three months ended September 30, 2008, and the distribution of shares associated with the Company’s Recognition Plan of $126,000.  These increases were offset by dividends of $75,000 paid during the quarter ended September 30, 2008, and the acquisition of treasury shares of $49,000.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At September 30, 2008, Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2008 and 2007

General

Net income amounted to $109,000 for the three months ended September 30, 2008 compared to $112,000 for the same period in 2007, a decrease of $3,000, or 2.7%.  The decrease was primarily due to an increase in non-interest expense, partially offset by an increase in net interest income.  The increase in non interest expense was caused primarily by merger and stock issuance cost incurred during the period.

Net Interest Income

Net interest income for the three months ended September 30, 2008, was $870,000, an increase of $109,000 in comparison to $761,000 for the three months ended September 30, 2007.  This increase was primarily due to increases of $13,000 and $157,000 in interest income and fees on loans, and mortgage-backed securities, respectively, offset by a combined decrease in interest income on investment securities and other interest earning assets of $47,000 and a net increase in total interest expense paid on deposits and Federal Home Loan Bank borrowings of $14,000.  Interest on deposits decreased $96,000, or 12.5%, while interest on Federal Home Loan Bank borrowings increased $110,000, or 56.1%, compared to the three month period ended September 30, 2007.

The Company’s average interest rate spread was 1.69% for the three months ended September 30, 2008, compared to 1.72% for the three months ended September 30, 2007.  The Company’s net interest margin was 2.56% for the three months ended September 30, 2008, compared to 2.52% for the three months ended September 30, 2007.  The increase in net interest income and net interest margin is attributable primarily to the increase in interest income offset by an increase in cost associated with deposits and advances from the Federal Home Loan Bank.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association’s market area, the decrease in the loan portfolio and other factors related to the collectibility of the Association’s loan portfolio, no provisions for loan losses were made during the three months ended September 30, 2008 or 2007.  The Association’s allowance for loan losses was $231,087, or approximately 0.8% of total loans, at September 30, 2008 and 2007.  The Association did not have any non-performing loans at September 30, 2008 or 2007.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest Income

Total non-interest income amounted to $43,000 for the three months ended September 30, 2008, compared to $38,000 for the same period in 2007.  The decrease was primarily due to a decrease of $5,000 in other income partially offset by an increase in gain on sale of investments amounting to $11,000.

Non-interest Expense

Total non-interest expense increased $119,000, or 18.9%, for the three months ended September 30, 2008 compared to the prior year period.  The increase was primarily due to the recognition of $132,000 of conversion and merger expense in the quarter ended September 30, 2008, related to the terminated conversion and merger described below, and an increase in compensation and benefits expense of $3,000, or 0.8%.  These increases were partially offset by a $15,000, or 15.8%, decrease in other operating expenses.

On August 11, 2008, the Board of Directors of Home Federal Bancorp, Inc. of Louisiana terminated the stock offering in connection with the conversion of Home Federal Mutual Holding Company of Louisiana and the acquisition of a local financial institution that was contingent on the completion of the offering.  The recognition of conversion and merger expense for the quarter ended September 30, 2008 was a result of this action.

The increase in compensation and benefits expenses was a result of normal compensation increases including Stock Options and Recognition and Retention Plan expenses.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $14,000 and $32,000, respectively, for the three months ended September 30, 2008, and $17,000 and $37,000, respectively, for the three months ended September 30, 2007.  The decrease in other operating expense was due primarily to a $15,000 decrease in miscellaneous expense for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax.  This tax is assessed on the Association’s equity and earnings.  For the three months ended September 30, 2008, the Company recognized expense of $36,000 pertaining to bank shares tax assessment.

Income Taxes

Income taxes amounted to $56,000 and $58,000 for the three months ended September 30, 2008 and 2007, respectively, resulting in an effective tax rate of 34% for both periods.  The decrease in income taxes for the three months ended September 30, 2008, was due to decreased income before income taxes.

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management.  The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Association sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $5.5 million at September 30, 2008.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2008, Home Federal Savings and Loan had $31.9 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2008, Home Federal Savings and Loan had outstanding loan commitments of $1.2 million to originate loans.  At September 30, 2008, certificates of deposit scheduled to mature in less than one year, totaled $41.4 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2008, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 20.14%, 20.14% and 71.67%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2008, the Association did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Index

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

See Item 4T below.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2008 – July 31, 2008	--	$--	--	--
Month #2 August 1, 2008 – August 31, 2008	3,687	8.85	3,687	121,313
Month #3 September 1, 2008 – September 30, 2008	2,000	8.15	2,000	119,313
Total	5,687	$8.60	5,687	119,313
_____________________
Notes to this table:

(a)  On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)  The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)  The program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President
(principal financial officer)