Form 10-Q
period 2008-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2009-02-17
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [  ]    No  [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
    Shares of common stock, par value $.01 per share, outstanding as of February 13, 2009: The registrant had 3,377,600 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,242,225 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS	(In Thousands)
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $1,357 and $4,957 for December 31, 2008 and June 30, 2008, respectively)	$2,734	$7,363
Securities Available-for-Sale	120,165	96,324
Securities Held-to-Maturity	2,186	1,688
Loans Held for Sale	785	852
Loans Receivable, Net	28,199	28,263
Accrued Interest Receivable	602	550
Premises and Equipment, Net	860	880
Deferred Tax Asset	-	1,691
Foreclosed Real Estate	-	52
Other Assets	26	52
Total Assets	$155,557	$137,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$78,692	$78,359
Advances from Borrowers for Taxes and Insurance	60	177
Advances from Federal Home Loan Bank of Dallas	40,827	26,876
Stock Purchase Deposit Escrow	-	3,575
Other Accrued Expenses and Liabilities	754	854
Deferred Tax Liability	1,385	-
Total Liabilities	121,718	109,841

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common stock - 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,377,600 shares outstanding and 3,383,287 shares outstanding at December 31, 2008 and June 30, 2008, respectively	14	14
Additional paid-in capital	13,589	13,567
Treasury Stock, at Cost – 181,358 Shares at December 31, 2008; 175,671 Shares at June 30, 2008	(1,858)	(1,809)
Unearned ESOP Stock	(911)	(940)
Unearned RRP Trust Stock	(269)	(395)
Retained Earnings	20,170	20,071
Accumulated Other Comprehensive Income (Loss)	3,104	(2,634)

Total Stockholders’ Equity	33,839	27,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,557	$137,715

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$510	$530	$1,038	$1,045
Investment Securities	31	78	71	144
Mortgage-Backed Securities	1,326	1,122	2,592	2,231
Other Interest-Earning Assets	4	49	20	86
Total Interest Income	1,871	1,779	3,721	3,506

INTEREST EXPENSE
Deposits	638	797	1,312	1,567
Federal Home Loan Bank Borrowings	353	204	659	400
Total Interest Expense	991	1,001	1,971	1,967
Net Interest Income	880	778	1,750	1,539

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after
Provision for Loan Losses	880	778	1,750	1,539

NON-INTEREST INCOME
Gain on Sale of Loans	-	3	-	4
Gain on Sale of Investments	-	72	33	94
Other Income	10	7	20	22
Total Non-Interest Income	10	82	53	120

NON-INTEREST EXPENSE
Merger and Stock Issuance Costs	1	-	133	-
Compensation and Benefits	409	396	806	790
Occupancy and Equipment	44	41	90	85
Data Processing	16	16	36	33
Audit and Professional Fees	75	91	110	132
Franchise and Bank Shares Tax	37	38	75	76
Other Expense	97	51	177	146
Total Non-Interest Expense	679	633	1,427	1,262
Income Before Income Taxes	211	227	376	397

PROVISION FOR INCOME TAX EXPENSE	72	76	128	134
Net Income	$139	$151	$248	$263
INCOME PER COMMON SHARE:
Basic	$0.04	$0.05	$0.08	$0.08
Diluted	$0.04	$0.05	$0.08	$0.08
DIVIDENDS DECLARED	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
				(In Thousands)

BALANCE – JUNE 30, 2007	$14	$13,509	$(997)	$(551)	$20,449	$(1,771)	$(2,841)	$27,812

Net Income	--	--	--	--	263	--	--	263
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	2,335	2,335

RRP Shares Earned	--	--	--	156	--	--	--	156

Stock Options Vested	--	32	--	--	--	--	--	32

ESOP Compensation Earned	--	--	28	--	--	--	--	28

Dividends Declared	--	--	--	--	(147)	--	--	(147)

Acquisition Treasury Stock	--	--	--	--	--	(38)	--	(38)

BALANCE – DECEMBER 31, 2007	$14	$13,541	$(969)	$(395)	$20,565	$(1,809)	$(506)	$30,441

BALANCE – JUNE 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874
Net Income	--	--	--	--	248	--	--	248
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	5,738	5,738

RRP Shares Earned	--	--	--	126	-	--	--	126

Stock Options Vested	--	29	--	--	--	--	--	29

ESOP Compensation Earned	--	(7)	29	--	--	--	--	22

Dividends Declared	--	--	--	--	(149)	--	--	(149)

Acquisition Treasury Stock	--	--	--	--	--	(49)	--	(49)

BALANCE – DECEMBER 31, 2008	$14	$13,589	$(911)	$(269)	$20,170	$(1,858)	$3,104	$33,839

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$248	$263
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(127)	(110)
Gain on Sale of Investments	(33)	(94)
Amortization of Deferred Loan Fees	(4)	(13)
Depreciation of Premises and Equipment	26	27
ESOP Expense	22	28
Stock Option Expense	29	32
Recognition and Retention Plan Expense	63	86
Deferred Income Tax	(7)	(11)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(6,963)	(8,725)
Loans Held-for-Sale – Principal Repayments	7,030	9,438
Accrued Interest Receivable	(51)	8
Other Operating Assets	27	(101)
Other Operating Liabilities	90	(23)

Net Cash Provided by Operating Activities	350	805

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Principal Collections (Originations and Purchases), Net	70	(2,803)
Deferred Loan Fees Collected	6	8
Acquisition of Premises and Equipment	(6)	(12)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	2,035	8,253
Principal Payments on Mortgage-backed Securities	4,626	7,399
Purchases of Securities	(21,648)	(9,320)
Activity in Held-to-Maturity Securities
Principal Payments on Mortgage-Backed Securities	64	78
Purchases of Securities	(561)	-
Proceeds from Disposition of Foreclosed Real Estate	42	-
Net Cash (Used in) Provided by Investing Activities	(15,372)	3,603

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	332	3,276
Proceeds from Federal Home Loan Bank Advances	25,200	5,500
Repayments of Advances from Federal Home Loan Bank	(11,249)	(1,935)
Net Increase in Mortgage-Escrow Funds	(117)	(78)
Dividends Paid	(149)	(147)
Acquisition of Treasury Stock	(49)	(38)
Stock Purchase Deposits Received	(8,131)	-
Stock Purchase Deposits Refunded	4,556	-

Net Cash Provided by Financing Activities	10,393	6,578

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,629)	10,986

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	7,363	3,972

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,734	$14,958

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,969	$1,973
Income Taxes Paid	-	94
Market Value Adjustment for Gain on Securities
Available-for-Sale	8,694	3,538
NON-CASH INVESTING ACTIVITY
Real Estate Acquired through Foreclosure	$-	$33

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Savings and Loan Association (the “Association”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2008 is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009.

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

Nature of Operations

On January 18, 2005, Home Federal Savings and Loan Association (the “Association”), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.2% of our outstanding common stock at December 31, 2008.  The Association is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Association is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

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

Trading account and available-for-sale securities are carried at fair value.  Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Companyto retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Allowance for Loan Losses (Continued)

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit.  Such financial instruments are recorded when they are funded.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six month periods ended December 31, 2008 and 2007were calculated as follows:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Basic	Diluted	Basic	Diluted

Net Income	$139,181	$139,181	$150,247	$150,247
Weighted average shares outstanding	3,258,275	3,258,275	3,243,093	3,243,093
Effect of unvested common stock awards	--	--	--	3,233
Adjusted weighted average shares used in earnings per share computation	3,258,275	3,258,275	3,243,093	3,246,326

Earnings per share	$0.04	$0.04	$0.05	$0.05

	Six Months Ended December 31, 2008		Six Months Ended December 31, 2007
	Basic	Diluted	Basic	Diluted

Net Income	$247,778	$247,778	$262,575	$262,575
Weighted average shares outstanding	3,256,074	3,256,074	3,239,689	3,239,689
Effect of unvested common stock awards	--	--	--	3,978
Adjusted weighted average shares used in earnings per share computation	3,256,074	3,256,074	3,239,689	3,243,667

Earnings per share	$0.08	$0.08	$0.08	$0.08

For the three months ended December 31, 2008 and 2007, there were weighted-average outstanding options to purchase 169,741 and 170,857 shares, respectively, and for the six months ended December 31, 2008 and 2007, there were weighted-average outstanding options to purchase 169,861 and 170,857 shares, respectively, at $9.85 per share. For the three and six months ended December 31, 2008, the options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value price of the common shares during the periods.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totals 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2008, 12,781 shares vested and were released from the Recognition Plan Trust and 27,504 shares remained in the Recognition Plan Trust at December 31, 2008.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  As of December 31, 2008, 2,290 awards had been forfeited and vesting was accelerated on 2,270 shares as a result of the death of two of the participants.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of December 31, 2008, 5,099 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

In December 2007, the FASB issued SFAS 141(R). Business Combinations.  SFAS 141 (R) will impact how entities apply the acquisition method to business combinations.  Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be the date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at the acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measured period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, will be expensed as incurred, transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan loses of an acquiree will not be permitted to the recognized by the acquirer.  Additionally, SFAS 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The above pronouncements are not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussion of Financial Condition Changes from June 30, 2008 to December 31, 2008

At December 31, 2008, total assets amounted to $155.6 million, compared to $137.7 million at June 30, 2008, an increase of $17.9 million, or 13.0%.  This increase was primarily due to an increase in investment securities of $24.3 million, or 24.8%, partially offset by a decrease in cash and cash equivalents of $4.6 million, or 62.9%, and a decrease in the Company’s deferred tax asset of $1.7 million.

The increase in investment securities was primarily due to the acquisition of securities funded by advances from the Federal Home Loan Bank, combined with an increase in the overall fair market value of the securities portfolio.

The Company’s total liabilities amounted to $121.7 million at December 31, 2008, an increase of $11.9 million, or 10.8%, compared to total liabilities of $109.8 million at June 30, 2008. This increase was primarily due to increases in advances from the Federal Home Loan Bank of $14.0 million, or 52.0%, deferred tax liability of $1.4 million, and deposits of $333,000, or 0.4%.  These increases were partially offset by a $3.6 million decrease in the stock purchase deposit escrow.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stockholders’ equity increased $5.9 million, or 21.4%, to $33.8 million at December 31, 2008 compared to $27.9 million at June 30, 2008.  This increase was primarily the result of the change in the Company’s accumulated other comprehensive income associated with securities available-for-sale of $5.7 million, the recognition of net income of $248,000 for the six months ended December 31, 2008, and the distribution of shares associated with the Company’s Recognition and Retention Plan of $126,000.  These increases were offset by dividends of $149,000 paid during the six months ended December 31, 2008, and the acquisition of treasury shares of $49,000.

The Association is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At December 31, 2008 Home Federal Savings and Loan’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2008 and 2007

General

Net income amounted to $139,000 for the three months ended December 31, 2008 compared to $151,000 for the same period in 2007, a decrease of $12,000, or 7.9%.  The decrease was primarily due to a $72,000 decrease in gain on sale of investments, and a net increase in non-interest expense and income taxes of $42,000, partially offset by an increase of $102,000 in net interest income.

For the six months ended December 31, 2008, net income amounted to $248,000, compared to $263,000 for the same period in 2007, a decrease of $15,000, or 5.7%.  The decrease was primarily due to a $67,000 decrease in non-interest income, a net increase in non-interest expense and income taxes of $159,000, partially offset by an increase of $211,000 in net interest income.  The increase in non-interest expense was primarily attributable to $133,000 in expenditures for merger and stock issuance costs.  The increase in net interest income was primarily attributable to an increase of $361,000 in interest income generated from mortgage-backed securities.

Net Interest Income

Net interest income for the three months ended December 31, 2008 was $880,000, an increase of $102,000, or 13.1%, in comparison to the three months ended December 31, 2007.  This increase was primarily due to an increase of $92,000 in total interest income and a decrease of $10,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from mortgage-backed securities of $204,000, partially offset by decreases in interest income in loans, investment securities and other interest-earning assets of $20,000, $47,000 and $45,000, respectively.

Net interest income for the six months ended December 31, 2008, was $1.8 million, an increase of $211,000, or 13.7%, in comparison to the six months ended December 31, 2007.  This increase was primarily due to an increase of $215,000 in total interest income, partially offset by an increase of $4,000 in total interest expense.  The increase in total interest income was primarily due to an increase in interest income generated from mortgage-backed securities of $361,000, partially offset by decreases in interest income generated from loans, investment securities and other interest-earning assets of $7,000, $73,000 and $66,000, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s average interest rate spread was 1.69% and 1.74% for the three and six months ended December 31, 2008, compared to 1.71% and 1.66% for the three and six months ended December 31, 2007.  The Company’s net interest margin was 2.42% and 2.48% for the three and six months ended December 31, 2008, compared to 2.59% and 2.55% for the three and six months ended December 31, 2007.  The decrease in net interest margin is attributable primarily to the increase in interest expense on interest-bearing liabilities and average cost associated with deposits and advances from the Federal Home Loan Bank. While the interest rate spread remained relatively stable, net interest income increased primarily due to the increase in volume of average interest earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal’s loan portfolio, no provisions for loan losses were made during the three and six months ended December 31, 2008 or 2007.  The Association’s allowance for loan losses was $225,629, or 0.78% of total loans, at December 31, 2008 compared to $235,000, or 0.81% of total loans at December 31, 2007.  At December 31, 2008, Home Federal had no non-performing loans or other non-performing assets. Home Federal had non-performing loans of $19,000 and other non-performing assets of $33,000 at December 31, 2007.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $10,000 for the three months ended December 31, 2008, compared to $82,000 for the same period in 2007.  The decrease was primarily due to a decrease of $72,000 in gain on sale of investments.

Total non-interest income amounted to $53,000 for the six months ended December 31, 2008, compared to $120,000 for the same period in 2007.  The decrease was primarily due to decreases in gain on sale of securities and other income.

Non-interest Expense

Total non-interest expense increased $46,000, or 7.3%, for the three months ended December 31, 2008 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $13,000, or 3.3%, over the prior year period and an increase in other operating expenses of $46,000, or 90.2%, partially offset by a decrease of $16,000, or 17.6%, in audit and professional fees.

Total non-interest expense increased $165,000, or 13.1%, for the six months ended December 31, 2008 compared to the prior year period.  The increase was primarily due to an increase of $16,000, or 2.0%, in compensation and benefits expense, an increase in other operating expense of $31,000, and the recognition of $133,000 in merger and stock issuance costs, offset by a decrease in audit and professional fees of $22,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On August 11, 2008, the board of directors of Home Federal Bancorp, Inc. of Louisiana terminated the stock offering in connection with the conversion of Home Federal Mutual Holding Company of Louisiana and the acquisition of a local financial institution that was contingent on the completion of the offering. The recognition of merger and stock issuance expense for the six-months ended December 31, 2008 was a result of this action.

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $14,000 and $31,000, respectively, for the three months ended December 31, 2008 and 2007, and $29,000 and $63,000, respectively, for the six months ended December 31, 2008 and 2007.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Savings and Loan Association, became subject to the Louisiana bank shares tax.  This tax is assessed on the Association’s equity and earnings.  For the three and six months ended December 31, 2008, the Company recognized franchise and bank shares tax expense of $37,000 and $75,000, respectively.

Income Taxes

Income taxes amounted to $72,000 and $76,000 for the three months ended December 31, 2008 and 2007, respectively, resulting in effective tax rates of 34.0% and 33.5%, respectively. Income taxes amounted to $128,000 and $134,000 for the six months ended December 31, 2008 and 2007, respectively, resulting in an effective tax rate of 34.0% and 33.7%, respectively.

Liquidity and Capital Resources

Home Federal Savings and Loan maintains levels of liquid assets deemed adequate by management.  The Association adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Savings and Loan also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Savings and Loan’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Association sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Savings and Loan invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Savings and Loan’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $734,000 at December 31, 2008.

A significant portion of Home Federal Savings and Loan’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Savings and Loan’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Savings and Loan requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At December 31, 2008, Home Federal Savings and Loan had $40.8 million in advances from the Federal Home Loan Bank of Dallas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2008, Home Federal Savings and Loan had outstanding loan commitments of $1.2 million to originate loans.  At December 31, 2008, certificates of deposit scheduled to mature in less than one year, totaled $39.7 million.

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

Home Federal Savings and Loan is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2008, Home Federal Savings and Loan exceeded each of its capital requirements with ratios of 19.11%, 19.11% and 69.45%, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

See Item 4T below.

ITEM 4T - CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)          Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 October 1, 2008 – October 31, 2008	-	$-	-	119,313
Month #2 November 1, 2008 – November 30, 2008	-	-	-	119,313
Month #3 December 1, 2008 – December 31, 2008	-	-	-	119,313
Total	-	$-	-	119,313

Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 12, 2008, the Company held an Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors.  Shareholders of record as of September 30, 2008, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief summary of each proposal and the result of the vote.

		For	Withhold	Against	Abstain
1.	To elect three directors for a three year term expiring
	in 2011:

	David A. Herndon III	3,207,944	58,537	--	--
	Woodus K. Humphrey	3,207,944	58,537	--	--
	Mark Malloy Harrison	3,207,944	58,537	--	--

2.	To ratify the appointment of the Company’s independent
	registered public accounting firm:	3,260,540	--	5,000	941

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date: February 13, 2009	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President
(principal financial officer)