Form 10-Q
period 2009-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2009-05-15
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [  ]  Yes     [X]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [  ]   Yes    [  ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of May 14, 2009: The registrant had 3,377,600 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,242,225 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

PART I - FINANCIAL INFORMATION Item 1 - Financial Statements HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS	(In Thousands)

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $2,915 and $4,957 for March 31, 2009 and June 30, 2008, respectively)	$4,306	$7,363
Securities Available-for-Sale	111,709	96,324
Securities Held-to-Maturity	2,200	1,688
Loans Held for Sale	1,067	852
Loans Receivable, Net	28,558	28,263
Accrued Interest Receivable	580	550
Premises and Equipment, Net	977	880
Deferred Tax Asset	-	1,691
Foreclosed Real Estate	-	52
Other Assets	59	52
Total Assets	$149,456	$137,715
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$79,826	$78,359
Advances from Borrowers for Taxes and Insurance	92	177
Advances from Federal Home Loan Bank of Dallas	35,995	26,876
Stock Purchase Deposit Escrow	-	3,575
Other Accrued Expenses and Liabilities	874	854
Deferred Tax Liability	534	-
Total Liabilities	117,321	109,841

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common stock - 8,000,000 shares of $.01 par value authorized; 3,558,958 shares issued; 3,377,600 shares outstanding and 3,383,287 shares outstanding at March 31, 2009 and June 30, 2008, respectively	14	14
Additional paid-in capital	13,598	13,567
Treasury Stock, at Cost – 181,358 Shares at March 31, 2009; 175,671 Shares at June 30, 2008	(1,858)	(1,809)
Unearned ESOP Stock	(897)	(940)
Unearned RRP Trust Stock	(269)	(395)
Retained Earnings	20,368	20,071
Accumulated Other Comprehensive Income (Loss)	1,179	(2,634)

Total Stockholders’ Equity	32,135	27,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,456	$137,715

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$ 502	$ 514	$ 1,540	$ 1,559
Investment Securities	23	60	94	204
Mortgage-Backed Securities	1,417	1,088	4,009	3,319
Other Interest-Earning Assets	1	54	21	140
Total Interest Income	1,943	1,716	5,664	5,222

INTEREST EXPENSE
Deposits	572	760	1,884	2,327
Federal Home Loan Bank Borrowings	367	247	1,026	647
Total Interest Expense	939	1,007	2,910	2,974
Net Interest Income	1,004	709	2,754	2,248

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after
Provision for Loan Losses	1,004	709	2,754	2,248

NON-INTEREST INCOME
Gain on Sale of Loans	1	1	1	5
Gain on Sale of Investments	113	55	146	149
Other Income	7	7	27	29
Total Non-Interest Income	121	63	174	183

NON-INTEREST EXPENSE
Compensation and Benefits	432	390	1,238	1,180
Occupancy and Equipment	51	43	141	128
Data Processing	19	19	55	52
Audit and Professional Fees	73	52	183	184
Franchise and Bank Shares Tax	38	26	113	102
Merger and Stock Issuance Costs	-	-	133	-
Other Expense	99	72	276	218
Total Non-Interest Expense	712	602	2,139	1,864
Income Before Income Taxes	413	170	789	567

PROVISION FOR INCOME TAX EXPENSE	140	58	268	192
Net Income	$ 273	$ 112	$ 521	$ 375

INCOME PER COMMON SHARE:
Basic	$ 0.08	$ 0.03	$ 0.16	$ 0.12
Diluted	$ 0.08	$ 0.03	$ 0.16	$ 0.12

DIVIDENDS DECLARED	$ 0.06	$ 0.06	$ 0.18	$ 0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2009 AND 2008

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)

BALANCE – JUNE 30, 2007	$14	$13,509	$(997)	$(551)	$20,449	$(1,771)	$(2,841)	$27,812

Net Income	--	--	--	--	374	--	--	374
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	3,082	3,082

RRP Shares Earned	--	--	--	156	--	--	--	156

Stock Options Vested	--	47	--	--	--	--	--	47

ESOP Compensation Earned	--	(2)	43	--	--	--	--	41

Dividends Declared	--	--	--	--	(199)	--	--	(199)
Acquisition of Treasury Stock	--	--	--	--	--	(38)	--	(38)

BALANCE – MARCH 31, 2008	$14	$13,554	$(954)	$(395)	$20,624	$(1,809)	$241	$31,275

BALANCE – JUNE 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874

Net Income	--	--	--	--	521	--	--	521
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	3,813	3,813

RRP Shares Earned	--	--	--	126	--	--	--	126

Stock Options Vested	--	43	--	--	--	--	--	43

ESOP Compensation Earned	--	(12)	43	--	--	--	--	31

Dividends Declared	--	--	--	--	(224)	--	--	(224)

Acquisition of Treasury Stock	--	--	--	--	--	(49)	--	(49)

BALANCE – MARCH 31, 2009	$14	$13,598	$(897)	$(269)	$20,368	$(1,858)	$1,179	$32,135

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$521	$374
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(208)	(132)
Gain on Sale of Investments	(146)	(149)
Amortization of Deferred Loan Fees	(11)	(17)
Depreciation of Premises and Equipment	43	41
ESOP Expense	31	41
Stock Option Expense	43	48
Recognition and Retention Plan Expense	94	118
Deferred Income Tax	(11)	(16)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(10,229)	(10,712)
Loans Held-for-Sale – Principal Repayments	10,014	11,706
Accrued Interest Receivable	(30)	(60)
Other Operating Assets	(6)	(209)
Other Operating Liabilities	325	23

Net Cash Provided by Operating Activities	430	1,056

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(285)	(3,550)
Deferred Loan Fees Collected	10	38
Acquisition of Premises and Equipment	(140)	(12)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	6,697	15,507
Principal Payments on Mortgage-backed Securities	8,319	8,970
Purchases of Securities	(24,269)	(36,129)
Activity in Held-to-Maturity Securities
Principal Payments on Mortgage-Backed Securities	96	115
Purchases of Securities	(608)	(407)
Proceeds from Disposition of Foreclosed Real Estate	42	-
Net Cash Used in Investing Activities	$(10,138)	$(15,468)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	$1,466	$1,632
Proceeds from Federal Home Loan Bank Advances	45,950	17,700
Repayments of Advances from Federal Home Loan Bank	(36,831)	(2,936)
Net Decrease in Mortgage-Escrow Funds	(86)	(74)
Dividends Paid	(224)	(199)
Acquisition of Treasury Stock	(49)	(38)
Stock Purchase Deposits Received	4,556	--
Stock Purchase Deposits Refunded	(8,131)	--

Net Cash Provided by Financing Activities	6,651	16,085

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,057)	1,673

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
	7,363	3,972

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,306	$5,645

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,889	$2,940
Income Taxes Paid	--	185
Market Value Adjustment for Gain on Securities
Available-for-Sale	5,778	4,670
NON-CASH INVESTING ACTIVITY
Real Estate Acquired through Foreclosure	$--	$33

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”), formerly Home Federal Savings and Loan Association. The change in the name of the Bank was effective April 8, 2009. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the nine month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2009.

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

Nature of Operations

On January 18, 2005, the Bank completed its reorganization to the mutual holding company form of organization and formed the Company to serve as the mid-tier stock holding company for the Bank.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.2% of our outstanding common stock at March 31, 2009.  Home Federal Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three offices, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.  As of March 31, 2009, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

Trading account and available-for-sale securities are carried at fair value.  Unrealized holding gains and losses on trading securities are included in earnings while net unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan.  If the fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

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

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit.  Such financial instruments are recorded when they are funded.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine month periods ended March 31, 2009 and 2008 were calculated as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net Income	$ 273	$ 273	$ 112	$ 112
Weighted average shares outstanding	3,260	3,260	3,247	3,247
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,260	3,260	3,247	3,247
Earnings per share	$0.08	$0.08	$0.03	$0.03

	Nine Months Ended March 31, 2009		Nine Months Ended March 31, 2008
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net Income	$ 520	$ 520	$ 374	$ 374
Weighted average shares outstanding	3,257	3,257	3,243	3,243
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,257	3,257	3,243	3,243
Earnings per share	$0.16	$0.16	$0.12	$0.12

For the three months ended March 31, 2009 and 2008, there were weighted-average outstanding options to purchase 169,290 and 170,819 shares, respectively, and for the nine months ended March 31, 2009 and 2008, there were weighted-average outstanding options to purchase 169,676 and 170,844 shares, respectively, at $9.85 per share. For the three and nine months ended March 31, 2009, the options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value price of the common shares during the periods.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totals 69,756 shares.  During fiscal 2006, the Company purchased 69,756 shares at an aggregate cost of $688,439.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2009, 12,781 shares vested and were released from the Recognition Plan Trust and 27,504 shares remained in the Recognition Plan Trust at March 31, 2009.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.  As of March 31, 2009, 2,290 awards had been forfeited and vesting was accelerated on 2,270 shares as a result of the death of two of the participants.

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of March 31, 2009, 5,099 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of SFAS No. 123(R).

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

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 which amend other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  These FSP’s are effective for annual reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  The FSP is effective for annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

The above pronouncements are not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s results of operations are primarily dependent on the results of the Bank.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009

At March 31, 2009, total assets amounted to $149.5 million compared to $137.7 million at June 30, 2008, an increase of approximately $11.7 million, or 8.5%.  The increase in assets was primarily due to an increase in investment securities of $15.9 million, or 16.2%, from $98.0 million at June 30, 2008 to $113.9 million at March 31, 2009.  The increase in assets was partially offset by a decrease in cash and cash equivalents of $3.1 million, or 41.5%, and a decrease in the Company’s deferred tax asset of $1.7 million.  Cash and cash equivalents at June 30, 2008 included $3.6 million of cash subscription orders which were returned following the termination of the offering in connection with our proposed second step conversion in August 2008.

The increase in investment securities was primarily due to the acquisition of securities funded by advances from the Federal Home Loan Bank, combined with an increase in the overall fair market value of the securities portfolio.

The Company’s total liabilities amounted to $117.3 million at March 31, 2009 an increase of approximately $7.5 million, or 6.8%, compared to total liabilities of $109.8 million at June 30, 2008. This increase was primary due to increases in advances from the Federal Home Loan Bank of Dallas of $9.1 million, or 33.9%, from $26.9 million at June 30, 2008, to $36.0 million at March 31, 2009, deposits of $1.5 million, or 1.9%, from $78.4 million at June 30, 2008 to $79.8 million at March 31, 2009 and an increase in deferred tax liability of $534,000.  These increases were partially offset by a $3.6 million decrease in the stock purchase deposit escrow, which funds were returned to subscribers following termination of the offering.

Stockholders’ equity increased $4.3 million, or 15.3%, to $32.1 million at March 31, 2009 compared to $27.9 million at June 30, 2008.  This increase was primarily the result of the change in the Company’s accumulated other comprehensive income associated with securities available-for-sale of $3.8 million, the recognition of net income of $521,000 for the nine months ended March 31, 2009, and the distribution of shares associated with the Company’s Recognition and Retention Plan of $126,000.  These increases were offset by dividends of $224,000 paid during the nine months ended March 31, 2009, and the acquisition of treasury shares of $49,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At March 31, 2009 Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2009 and 2008

General

Net income amounted to $273,000 for the three months ended March 31, 2009 compared to $112,000 for the same period in 2008, an increase of $161,000, or 143.8%.  The increase was primarily due to an increase in net interest income of $295,000, or 41.6%, and an increase of $58,000, or 105.5%, in gain on sale of investments, partially offset by an increase of $110,000 in non-interest expense and $82,000 in income tax expense, in comparison to the three months ended March 31, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended March 31, 2009, net income amounted to $521,000, compared to $375,000 for the same period in 2008, an increase of $146,000, or 38.9%.  The increase was primarily due to an increase in net interest income of $506,000, or 22.5%, offset by a $9,000, or 4.9%, decrease in non-interest income and the increase in non-interest expense and income taxes of $275,000 and $76,000, respectively. The increase in non-interest expense was primarily attributable to $133,000 in expenditures for merger and stock issuance expense related to the proposed second step conversion and acquisition of a local financial institution which was terminated in August 2008. The increase in net interest income was primarily attributable to an increase of $690,000 in interest income generated from mortgage-backed securities.

Net Interest Income

Net interest income for the three months ended March 31, 2009 was $1.0 million, an increase of $295,000, or 41.6%, in comparison to $709,000 for the three months ended March 31, 2008.  This increase was primarily due to an increase of $227,000 in total interest income and a decrease of $68,000 in the Company’s cost of funds, consisting of deposits and Federal Home Loan Bank borrowings. The increase in total interest income was primarily due to an increase in interest income generated from mortgage-backed securities of $329,000, partially offset by decreases in interest income on loans, investment securities and other interest-earning assets of $12,000, $37,000 and $53,000, respectively.

Net interest income for the nine months ended March 31, 2009, was $2.8 million, an increase of $506,000, or 22.5%, in comparison to $2.3 million for the nine months ended March 31, 2008.  This increase was primarily due to an increase of $442,000 in total interest income, and a decrease of $64,000 in total interest expense. The increase in total interest income was primarily due to an increase in interest income generated from mortgage-backed securities of $690,000, partially offset by decreases in interest income generated from loans, investment securities and other interest-earning assets of $19,000, $110,000 and $119,000, respectively.

The Company’s average interest rate spread was 2.00% and 1.83%, respectively, for the three and nine months ended March 31, 2009, compared to 1.53% and 1.62%, respectively, for the three and nine months ended March 31, 2008.  The Company’s net interest margin was 2.68% and 2.55%, respectively, for the three and nine months ended March 31, 2009, compared to 2.22% and 2.44%, respectively, for the three and nine months ended March 31, 2008.  The increase in net interest income and net interest margin is attributable primarily to the decrease in interest expense on interest-bearing liabilities and average cost associated with deposits and advances from the Federal Home Loan Bank, and a substantial increase in interest income from mortgage-backed securities.  Net interest income increased primarily due to the increase in volume of average interest earning assets and is reflected in the increase of the average interest rate spread.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal Bank’s loan portfolio, no provisions for loan losses were made during the three and nine months ended March 31, 2009 and 2008.  The Bank’s allowance for loan losses was $225,629, or 0.76% of total loans, at March 31, 2009 compared to $235,000, or 0.81% of total loans, at March 31, 2008.  At March 31, 2009, Home Federal Bank had no non-performing loans or other non-performing assets.  Home Federal Bank had non-performing loans of $19,000 and other non-performing assets of $33,000 at March 31, 2008.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest Income

Total non-interest income amounted to $121,000 for the three months ended March 31, 2009, compared to $63,000 for the same period in 2008, an increase of $58,000, or 92.1%.  The increase was due to an increase of $58,000 in gain on sale of investments.

Total non-interest income amounted to $174,000 for the nine months ended March 31, 2009, compared to $183,000 for the same period in 2008, a decrease of $9,000, or 4.9%.  The decrease was primarily due to decreases in gain on sale of loans and gain on sale of securities.

Non-interest Expense

Total non-interest expense increased $110,000, or 18.3%, for the three months ended March 31, 2009 compared to the same period in 2008.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $42,000, or 10.8%, over the same period in 2008 and an increase in audit and professional fees of $21,000, or 40.4%.  Other non-interest expense increased $27,000 over the same period in 2008.

The increase in compensation and benefits expense was primarily the result of new personnel hired during the three months ended March 31, 2009.  These new personnel included a new president for Home Federal Bank, as well as additional lending officers.  The increase in audit and professional fees was a due to increases in the Company’s legal costs during the three months ended March 31, 2009.  The increase in other non-interest expense is a result of increases in various general and administrative expense categories, such as printing and office supplies expense, advertising, and automobile expense.

Total non-interest expense increased $275,000, or 14.8%, for the nine months ended March 31, 2009, compared to the same period in 2008.  The increase was primarily due to the recognition of $133,000 in merger and stock issuance costs related to the terminated offering and acquisition described below, an increase of $58,000, or 4.9%, in compensation and benefits expense, an increase of $13,000, or 10.2%, in occupancy and equipment expense, and an increase in other operating expense of $58,000.

The increase in compensation and benefits expense was a result of new personnel hires and normal compensation increases, including stock option and recognition and retention plan expenses for the three and nine months ended March 31, 2009. Compensation expense recognized by the Company for its Stock Option Plan and Recognition and Retention Plan amounted to $14,000 and $31,000, respectively, for the three months ended March 31, 2009, and $43,000 and $94,000, respectively, for the nine months ended March 31, 2009.

The increase in occupancy and equipment expense was primarily due to an increase in office lease expense of approximately $3,000 for the nine months ended March 31, 2009, compared to the same period in 2008, and an increase in office furniture and equipment expense of approximately $7,000 for the nine months ended March 31, 2009, compared to the same period in 2008.  The increase in lease expense was due primarily to additional lease space the Bank acquired in order to house the new lending personnel hired in the third quarter ended March 31, 2009.

On August 11, 2008, the board of directors of Home Federal Bancorp, Inc. of Louisiana terminated the stock offering in connection with the conversion of Home Federal Mutual Holding Company of Louisiana and the acquisition of a local financial institution that was contingent on the completion of the offering. The recognition of merger and stock issuance expense for the nine months ended March 31, 2009 was a result of this action.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2009, the Company recognized franchise and bank shares tax expense of $38,000 and $113,000, respectively.

Income Taxes

Income taxes amounted to $140,000 and $58,000 for the three months ended March 31, 2009 and 2008, respectively, resulting in an effective tax rate of 34.0% for each period. Income taxes amounted to $268,000 and $192,000 for the nine months ended March 31, 2009 and 2008, respectively, resulting in effective tax rates of 34.0% and 33.9%, respectively.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $998,000 at March 31, 2009.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At March 31, 2009, Home Federal Bank had $36 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2009, Home Federal Bank had outstanding loan commitments of $5.7 million to originate loans.  At March 31, 2009, certificates of deposit scheduled to mature in less than one year, totaled $40.8 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.

Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2009, Home Federal Bank exceeded each of its capital requirements with ratios of 19.73%, 19.73% and 70.72%, respectively.

In connection with the Bank’s reorganization to the mutual holding company form of organization, Home Federal Bancorp, Inc. of Louisiana, the parent holding company of the Bank, sold 1,423,583 shares of its common stock in a subscription and community offering, which was completed on January 18, 2005 at a price of $10.00 per share.  The shares issued include 113,887 shares acquired by the Bank’s Employee Stock Ownership Plan.  Net proceeds from the offering were approximately $13.6 million.  The Company has invested approximately 50% of the net proceeds from the reorganization in the Bank.

Off-Balance Sheet Arrangements

At March 31, 2009, the Bank did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-Q, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)            Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	-	$-	-	119,313
February 1, 2009 – February 28, 2009	-	-	-	119,313
March 1, 2009 – March 31, 2009	-	-	-	119,313
Total	-	$-	-	119,313

Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following Exhibits are filed as part of this report:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:   May 15, 2009                                                      By: /s/Daniel R. Herndon
                 Daniel R. Herndon
                 President and Chief Executive Officer

Date:   May 15, 2009                                                      By:  /s/Clyde D. Patterson
                  Clyde D. Patterson
                  Executive Vice President
                  (principal financial officer)

EXHIBIT INDEX

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications