Form 10-K
period 2009-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2009-09-28
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009
OR
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

624 Market Street, Shreveport, Louisiana	71101
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including area code:	(318) 222-1145

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:
Common Stock (par value $.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  [   ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                               [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of September 25, 2009, the aggregate value of the 879,705 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes an aggregate of 2.5 million shares held by all directors and executives officers of the Registrant, the Registrant's Employee Stock Ownership Plan ("ESOP"), Employees' Savings and Profit Sharing Plan ("401(k) Plan"), Recognition and Retention Plan ("RRP") Trust and 2.1 million shares held by Home Federal Mutual Holding Company of Louisiana as a group, was approximately $7.0 million.  This figure is based on the closing sales price of $8.00 per share of the Registrant's Common Stock on September 25, 2009.  Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of September 25, 2009: 3,350,166

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1) Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 8 and Part IV, Item 15 of this Form 10-K.
(2) Portions of the Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
or the Year Ended June 30, 2009

i

PART I

Item 1.  Business

General

On January 18, 2005, Home Federal Bank ("Home Federal Bank" or the "Bank"), completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana ("Home Federal Bancorp" or the "Company") to serve as the stock holding company for the Association.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 60% of its then outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares.  As of June 30, 2009, Home Federal Mutual Holding Company held 63.3% of Home Federal Bancorp's issued and outstanding common stock.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Effective April 8, 2009, Home Federal Bank changed its name from Home Federal Savings and Loan Association.

Services are provided to Home Federal Bank's customers by three branch offices and one agency office, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.  Home Federal Bank has purchased packages of single family loans for its portfolio from a mortgage originator in Arkansas that are secured by properties primarily located in predominantly rural areas of Louisiana, Arkansas and Texas, however, no such purchases were made during fiscal 2009.  We have received the non-objection of the Office of Thrift Supervision to offer security brokerage and advisory services through an agency office but have not commenced such activities as of June 30, 2009.

The Company's only business activities are to hold all of the outstanding common stock of Home Federal Bank.  The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

Home Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of Home Federal Bank.  At the present time, the Company employs only persons who are officers of Home Federal Bank to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Bank from time to time.  These persons are not separately compensated by Home Federal Bancorp.

Home Federal Bank is a federally chartered savings and loan association located in Shreveport, Louisiana, which is the parish seat of Caddo Parish.  Home Federal Bank's business consists primarily of attracting deposits from the general public and using those funds to invest in securities and originate single-family and consumer loans.  Historically, Home Federal Bank has been a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans.  As part of implementing our business strategy, we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and, to a lesser extent commercial business loans, in the last half of fiscal 2009.  We recently hired senior management officers with significant commercial lending experience in our market area.  Commercial real estate loans and lines of credit were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

On December 11, 2007, the Company entered into an Agreement and Plan of Merger with First Louisiana Bancshares, Inc., pursuant to which the Company would acquire First Louisiana Bancshares and its wholly-owned subsidiary, First Louisiana Bank (the "Merger").  Simultaneously with the adoption of the Agreement and Plan of Merger, Home Federal Mutual Holding Company adopted a Plan of Conversion and Reorganization whereby Home Federal Mutual Holding Company would convert from the mutual holding company form of organization to the fully public stock holding company form of organization and offer shares of a new holding company to its members and the general public in a subscription and community offering.  At the close of the offering period, the orders received were not sufficient to reach the minimum of the offering range. As a result, the Company’s second-step conversion and offering terminated and, as of August 14, 2008, the Company and First Louisiana Bancshares mutually agreed to terminate the Agreement and Plan of Merger. Completion of the merger was contingent on completion of the second-step conversion.

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

Subsidiaries

At June 30, 2009, the Company had one subsidiary, the Bank.  The Bank’s only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Bank had 22 full-time employees and two part-time employees at June 30, 2009. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Lending Activities

General.  At June 30, 2009, our net loan portfolio amounted to $46.9 million, representing approximately 30.3% of total assets at that date.  Historically, our principal lending activity has been the origination of one- to four-family residential loans.  At June 30, 2009, one- to four-family residential loans amounted to $22.1 million, or 46.5% of the total loan portfolio.  As part of our desire to diversify the loan portfolio, we also offer consumer loans, which includes home equity loans, second mortgage loans and lines of credit and amounted to $5.8 million, or 12.1% of the total loan portfolio at June 30, 2009.  In the fourth quarter of fiscal 2009 we began offering commercial real estate loans, non-real estate secured commercial loans, and lines of credit which totaled $14.8 million, or 31.1% of the loan portfolio at June 30, 2009.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.  In addition, upon application the Office of Thrift Supervision permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units.  At June 30, 2009, our regulatory limit on loans-to-one borrower was $4.7 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.5 million, $2.8 million, $2.0 million, $2.0 million and $1.6 million.  Each of our five largest loans or groups of loans was performing in accordance with its terms at June 30, 2009.  For our largest loan to one borrower, during fiscal 2009 we utilized the higher limit applicable for domestic residential housing units upon approval by the Office of Thrift Supervision.  The $4.5 million group of loans is to a limited partnership established by the Housing Authority of Bossier City, Louisiana.  The loans are secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2009		2008
	Amount	%	Amount	%
		(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$22,106	46.50%	$18,736	65.48%
Commercial-real estate secured	8,193	17.24	--	--
Other mortgage	4,884	10.27	4,945	17.28
Total real estate loans	35,183	74.01	23,681	82.76
Commercial business loans	6,590	13.86	--	--
Consumer loans
Home equity loans and second mortgage loans	4,914	10.34	3,848	13.45
Savings accounts	359	.76	573	2.00
Equity lines of credit	451	.95	461	1.61
Automobile	40	.08	51	.18
Total consumer loans	5,764	25.99	4,933	17.24
Total loans	47,537	100.00%	28,614	100.00%
Less:
Allowance for loan losses	(466)		(235)
Deferred loan fees	(123)		(116)
Net loans receivable(1)	$46,948		$ 28,263
_________________________

(1)	Does not include loans held for sale amounting to $1.3 million and $852,000 at June 30, 2009 and June 30, 2008, respectively.

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

Our loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the value of the property that will secure the loan.  Residential loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2009, must be approved by our loan committee which currently consists of the Chief Executive Officer, the principal financial officer and the Vice President of Lending.  Residential loans in excess of $417,000 must be approved by the board of directors.  Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the President or the Chief Executive Officer, up to $2.0 million by both the President and the Chief Executive Officer, up to $3.0 million by the loan committee and in excess of $3.0 million by the Executive Committee. In accordance with past practice, all loans are ratified by our board of directors.

During fiscal 2008, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Louisiana, Arkansas and Texas.  No such mortgage loans were purchased during fiscal 2009.  The loans were generally secured by rural properties and the seller retained servicing rights.  Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively.  Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent.  At June 30, 2009, we had approximately $9.3 million of such loans in our portfolio with an average age of approximately six years.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2009	2008
	(In Thousands)
Loan originations:
One- to four-family residential	$32,160	$14,171
Commercial – real estate secured	8,217	--
Other mortgage	--	1,455
Commercial business	6,611	--
Consumer	3,702	2,860
Total loan originations	50,690	18,486
Loans purchased	--	3,455
Total loan originations and loans purchased	50,690	21,941
Loans sold	(16,157)	(13,611)
Loan principal repayments	(15,609)	(5,882)
Total loans sold and principal repayments	(31,766)	(19,493)
Increase (decrease) due to other items, net (1)	(239)	604
Net increase in loan portfolio	$18,685	$3,052
_________________________

(1)  Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo Parish, Louisiana and the surrounding area.  Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate.  We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets.  This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property.  In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.  At June 30, 2009, we were within each of the above lending limits.

During fiscal 2009 and 2008, we sold $16.2 million and $13.6 million of loans, respectively.  We recognized gain on sale of loans of $1,567 during fiscal 2009 and $5,639 during fiscal 2008.  Loans were sold during these periods primarily to another financial institution. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days.  The loans sold primarily consisted of long-term, fixed rate residential real estate loans.  These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk.  We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2009, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial - Real Estate Secured	Other Mortgage	Commercial Business	Consumer	Total
	(In Thousands)
Amounts due after June 30, 2009 in:
One year or less	$234	$--	$--	2,552	$1,991	$4,777
After one year through two years	47	--	--	1,390	180	1,617
After two years through three years	1,371	242	--	214	145	1,972
After three years through five years	4,633	7,300	--	1,863	678	14,474
After five years through ten years	904	651	--	571	956	3,082
After ten years through fifteen years	787	--	799	--	722	2,308
After fifteen years	14,130	--	4,085	--	1,092	19,307
Total	$22,106	$8,193	$4,884	$6,590	$5,764	$47,537

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2009 which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential	$12,698	$9,408	$22,106
Commercial – Real Estate Secured	8,193	--	8,193
Other mortgage	4,884	--	4,884
Commercial business	6,590	--	6,590
Consumer	5,764	--	12,354
Total	$38,129	$9,408	$47,537

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2009, $22.1 million, or 46.5%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

The loan-to-value ratio, maturity and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us.  Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property although we will lend up to a 100% loan-to-value ratio with private mortgage insurance.  These loans are amortized on a monthly basis with principal and interest due each month, with terms not in excess of 30 years and generally include "due-on-sale" clauses.

At June 30, 2009, $12.7 million, or 57.4%, of our one- to four-family residential mortgage loans were fixed-rate loans.  Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term.  Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.

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

Commercial Loans – General.  In February 2009, we hired three commercial loan officers, including our President, Mr. Barlow, with over 12 years of commercial banking experience, particularly in the local Shreveport market.  In addition, we have engaged a third party to review loans, policies, and procedures as related to the introduction of the commercial lending activity.  The scope of the services to be provided includes credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations.  Although commercial loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in its market area to known borrowers.

Commercial Real Estate Loans.  As of June 30, 2009, Home Federal Bank had originated $8.2 million of loans secured by commercial real estate.  It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property.  Home Federal Bank offers fixed and variable rate mortgage loans.  Home Federal Bank's commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, it is our preference to have terms of no more than 10 years.  It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Commercial Business Loans.  In conjunction with our introduction of loans and lines of credit secured by commercial real estate, we initiated non-real estate secured commercial lending.  At June 30, 2009, we had outstanding approximately $6.6 million of non-real estate secured commercial loans.  The business lending products we offer include lines of credit, inventory financing and equipment loans.  Commercial business loans and lines of credit carry more credit risk than other types of commercial loans.  We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved.  We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower's capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Consumer Loans - General.  We are authorized to make loans for a wide variety of personal or consumer purposes.  We originate consumer loans in order to accommodate our customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans.  The consumer loans we offer consist of home equity and second mortgage loans, loans secured by deposit accounts with us, equity lines of credit, automobile loans and loans secured by readily marketable securities.

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

Home Equity and Second Mortgage Loans.  At June 30, 2009, we held $4.9 million of home equity and second mortgage loans compared to $3.8 million of home equity and second mortgage loans at June 30, 2008.  These loans are secured by the underlying equity in the borrower's residence.  We do not require that we hold the first mortgage on the properties that secure the second mortgage loans.  The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan.  These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Loans on Savings Accounts.  We offer loans secured by deposit accounts held with us, which loans amounted to $358,754, or 0.76% of the total loan portfolio, at June 30, 2009.  Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.  The interest rate on the loan is equal to the interest rate paid on the account plus 2%.  These loans typically are payable on demand with a maturity date of one year.

Equity Lines of Credit.  We offer lines of credit secured by a borrower's equity in real estate which loans amounted to $451,141, or 0.95% of the total loan portfolio, at June 30, 2009.  The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral.  Lines of credit will not exceed 90% of the value of the equity in the collateral.

Loan Origination and Other Fees.  In addition to interest earned on loans, we generally receive loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  In accordance with accounting guidance, loan origination fees and points are deferred and amortized into income as an adjustment of yield over the life of the loan.

Asset Quality

General.  Our collection procedures provide that when a loan is 10 days past due, personal contact efforts are attempted, either in person or by telephone.  At 15 days past due, a late charge notice is sent to the borrower requesting payment.  If the loan is still past due at 30 days, a formal letter is sent to the borrower stating that the loan is past due and that legal action, including foreclosure proceedings, may be necessary.  If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a collection letter from legal counsel is sent and personal contact is attempted.  When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower.  If the delinquency is not cured, foreclosure proceedings are initiated.  In most cases, deficiencies are cured promptly.  While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  We held no real estate owned at June 30, 2009 compared to $52,000 of real estate owned at June 30, 2008.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2009				June 30, 2008
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
(Dollars in Thousands)

One- to four-family
Residential	1	$ 75	2	$ 349	--	$ --	--	$ --
Commercial - real estate secured	--	--	--	--	--	--	--	--
Other mortgage	--	--	--	--	--	--	--	--
Commercial business	--	--	--	--	--	--	--	--
Consumer	--	--	--	--	--	--	--	--
Total delinquent loans	1	$ 75	2	$ 349	--	$ --	--	$ --
Delinquent loans to total net loans		.16%		.74%		--%		--%
Delinquent loans to total loans		.16%		. 73%		--%		--%

    Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.  We did not have troubled debt restructurings at either of the dates indicated.

	June 30,
	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$349	$--
Commercial - real estate secured	--	--
Other mortgage	--	--
Commercial business	--	--
Consumer	--	--
Total non-accruing loans	349	--
Accruing loans 90 days or more past due:
One- to four-family residential	--	--
Commercial – real estate secured	--	--
Other mortgage	--	--
Commercial business	--	--
Consumer	--	--
Total accruing loans 90 days or more past due	--	--
Total non-performing loans(1)	349	--
Real estate owned, net	--	52
Total non-performing assets	$349	$52
Total non-performing loans as a percent of loans, net	.74%	--%
Total non-performing assets as a percent of total assets	.23%	.04%
_________________________
(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At June 30, 2009, we held $168,000 of assets classified special mention and $464,000 classified as substandard.  The classified assets are related to one mutual fund investment and one mortgage loan.

Allowance for Loan Losses.  At June 30, 2009, our allowance for loan losses amounted to $465,629.  The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  We are primarily engaged in originating single-family residential loans.  Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them.  During the fiscal year 2009, we recorded a provision for loan losses of $240,000 as compared to $0 recorded for the fiscal year 2008.  The 2009 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The increase in the provision for fiscal year 2009 reflects the increased risk associated with our commercial lending (both real estate secured and non-real estate secured), as well our consideration of the downturn in the national economy.  As noted previously, total non-performing assets increased by approximately $297,000 over the prior year.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.  We had $9,000 and $-0- of loan charge-offs during fiscal 2009 and 2008, respectively.

	At or For the Year Ended June 30,
	2009	2008
	(Dollars in Thousands)

Total loans outstanding at end of period	$47,537	$28,614
Average loans outstanding	32,630	28,698

Allowance for loan losses, beginning of period	$235	$235
Provision for loan losses	240	--
Charge-offs	(9)	--
Allowance for loan losses, end of period	$466	$235

Allowance for loan losses as a percent of non-performing loans	133.52%	--%
Allowance for loan losses as a percent of loans outstanding	.98%	.82%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2009		2008
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)

One- to four-family residential	$226	46.50%	$235	65.48%
Commercial real estate	95	17.24	--	--
Other real estate secured	--	10.27	--	17.28
Commercial business	140	13.86	--	--
Consumer	5	12.13	--	17.24
Total	$466	100.00%	$235	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities Held-to-Maturity:
FHLB stock	$ 1,806	$ 1,806	$ 1,196	$ 1,196
Mortgage-backed securities	378	389	492	507
Total Securities Held-to-Maturity	2,184	2,195	1,688	1,703

Securities Available-for-Sale:
Corporate securities	2,415	1,727	2,400	2,163
Mortgage-backed securities	89,567	90,920	97,915	94,161
Total Securities Available-for-Sale	91,982	92,647	100,315	96,324
Total Investment Securities	$ 94,166	$ 94,842	$ 102,003	$ 98,027

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2009.  The amounts reflect the fair value of our securities at June 30, 2009.

	Amounts at June 30, 2009 Which Mature in
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other debt securities:
Mortgage-backed securities	$--	--%	$39	6.13%	$892	3.95%	$90,378	5.09%
Equity securities(1):
ARM Fund	--	--	--	--	--	--	1,727	2.97
FHLB stock	--	--	--	--	--	--	1,806	.95
Total investment securities and FHLB stock	$--	--%	$39	6.13%	$892	3.95%	$93,911	4.98%

________________________
(1)	None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock and a $2.4 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund).  The fair value of the ARM Fund has traditionally correlated with the interest rate environment.  At June 30, 2009, the unrealized loss on this investment was $688,000.  During fiscal 2009, we evaluated our position in the ARM Fund to determine if the impairment was other than temporary.  Based on the assessment of the underlying assets of the ARM Fund, as well our ability and intent to hold the investment until it recovers its value, we determined that the investment’s impairment was not other than temporary. Management will continue to monitor its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

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

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.  The amounts reflect the fair value of our mortgage-backed securities at June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In Thousands)
Fixed rate:
GNMA	$251	$338
FHLMC	14,087	12,458
FNMA	75,301	79,903
Total fixed rate	89,639	92,699
Adjustable rate:
GNMA	155	181
FNMA	1,013	1,192
FHLMC	502	596
Total adjustable-rate	1,670	1,969
Total mortgage-backed securities	$91,309	$94,668

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2009 is presented below.  Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2009.

	Amounts at June 30, 2009 Which Mature in
	One Year or Less	Weighted Average Yield	Over One through Five Years	Weighted Average Yield	Over Five Years	Weighted Average Yield
	(In Thousands)
Fixed rate:
GNMA	$--	--%	$33	6.08%	$218	6.22%
FHLMC	--	--	--	--	14,087	5.71
FNMA	--	--	--	--	75,301	4.79
Total fixed-rate	--	--	33	6.08	89,606	5.11
Adjustable rate:
GNMA	--	--	--	--	155	3.96
FNMA	--	--	6	6.15	1,007	3.75
FHLMC	--	--	--	--	502	3.89
Total adjustable-rate	--	--	6	6.15	1,664	3.81
Total	$--	--%	$39	6.13%	$91,270	5.09%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the Year Ended June 30,
	2009	2008
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$98,407	$86,396
Purchases	24,253	38,907
Repayments	(13,957)	(11,720)
Sales	(19,048)	(15,358)
Amortizations of premiums and discounts, net	290	182
Mortgage-backed securities at end of period	89,945	98,407
Weighted average yield at end of period	5.09%	4.98%

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2009		2008
	Amount	%	Amount	%
	(Dollars in Thousands)

Certificate accounts
0.00% - 0.99%	$134.14%		$ 9	--%
1.00% - 1.99%	11,970	13.90	127.16
2.00% - 2.99%	13,030	15.13	9,074	11.58
3.00% - 3.99%	21,405	24.85	12,840	16.39
4.00% - 4.99%	12,990	15.08	24,724	31.56
5.00% - 5.99%	3,272	3.80	15,334	19.57
Total certificate accounts	62,801	72.90	62,108	79.26
Transaction accounts:
Savings	6,056	7.03	4,836	6.17
NOW	8,537	9.91	8,533	10.89
Money market	8,752	10.16	2,882	3.68
Total transaction accounts	23,345	27.10	16,251	20.74
Total deposits	$86,146	100.00%	$78,359	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
			(Dollars in Thousands)
Savings	$5,653	$26	.46%	$4,546	$22	.49%
NOW	7,896	21	.27	7,176	16	.22
Money market	4,268	38	.89	2,999	12	.40
Certificates of deposit	61,780	2,378	3.85	63,893	2,985	4.67
Total deposits	$79,597	$2,463	3.09%	$78,614	$3,035	3.86%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2009	2008
	(In Thousands)
Total deposits at beginning of period	$78,359	$77,710
Net deposits (withdrawals)	6,212	(1,116)
Interest credited	1,575	1,766
Total increase in deposits	$7,787	$650

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2009.

	Balance at June 30, 2009 Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In Thousands)
0.00% - 0.99%	$134	$--	$--	$--	$134
1.00% - 1.99%	11,650	320	--	--	11,970
2.00% - 2.99%	9,304	3,054	661	11	13,030
3.00% - 3.99%	15,417	1,993	1,089	2,906	21,405
4.00% - 4.99%	5,064	3,483	2,927	1,516	12,990
5.00% - 5.99%	1,791	517	744	220	3,272
Total certificate accounts	$43,360	$9,367	$5,421	$4,653	$62,801

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2009 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
September 30, 2009	$2,277	3.42%
December 31, 2009	4,620	3.15
March 31, 2010	1,473	3.01
June 30, 2010	3,612	2.73
After June 30, 2010	4,411	3.85
Total certificates of deposit with balances in excess of $100,000	$16,393	3.28%

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

As of June 30, 2009, we were permitted to borrow up to an aggregate total of $104.3 million from the Federal Home Loan Bank of Dallas. We had $36.0 million and $26.9 million of Federal Home Loan Bank advances outstanding at June 30, 2009 and 2008, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended June 30,
	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$35,853	$20,602
Maximum amount outstanding at any month-end during the period	$41,134	$27,293
Balance outstanding at end of period	$35,997	$26,876
Average interest rate during the period	3.84%	4.53%
Weighted average interest rate at end of period	3.81%	4.27%

At June 30, 2009, $10.0 million of our borrowings were short-term (maturities of one year or less).  Such short-term borrowings had a weighted average interest rate of 3.47% at June 30, 2009.

REGULATION

General

Home Federal Bank, as a federally chartered savings and loan association, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations.  Home Federal Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures our deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

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

Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Home Federal Mutual Holding Company, Home Federal Bancorp and Home Federal Bank and our operations.

Set forth below is a brief description of certain laws relating to the regulation of Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Bank.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of Home Federal Bancorp, Inc. and Home Federal Mutual Holding Company

Holding Company Activities.  Home Federal Bancorp and Home Federal Mutual Holding Company operate as unitary savings and loan holding companies.  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below.  Home Federal Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Waivers of Dividends by Home Federal Mutual Holding Company.  It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  Office of Thrift Supervision regulations require Home Federal Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of any dividends.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  Home Federal Mutual Holding Company waived all its dividends paid by Home Federal Bancorp during the fiscal year ended June 30, 2009.  Under Office of Thrift Supervision regulations, public stockholders are not diluted because of any dividends waived by Home Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Home Federal Mutual Holding Company converts to stock form.

Federal Securities Laws.  Home Federal Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934.  The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our chief executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act beginning with the fiscal year ending June 30, 2010.

Home Federal Bank

General.  As the primary federal regulator of Home Federal Bank, the Office of Thrift Supervision has extensive authority over the operations of federally-chartered savings institutions.  As part of this authority, Home Federal Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, formerly the Savings Association Insurance Fund, administered by the Federal Deposit Insurance Corporation.

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

Insurance of Accounts.  The deposits of Home Federal Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution's capital— "well capitalized," "adequately capitalized," and "undercapitalized."  These capital levels are defined in the same manner as under the prompt corrective action system discussed below.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concern.  As a result of the recent bank failures, however, the FDIC risk-based assessment rate may increase in future periods in order to recapitalize the deposit insurance fund.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund.  The FICO assessment rate set for the second quarter of 2009 was 0.0104% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

On May 22, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. This special assessment is required to be accrued in the period ended June 30, 2009 and payable by September 30, 2009.  The special assessment resulted in additional non-interest expense of $65,000 based on our assets and Tier 1 capital level as of June 30, 2009. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  Management is aware of no existing circumstances which would result in termination of Home Federal Bank's deposit insurance.

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

Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

•	tangible capital requirement - "tangible" capital equal to at least 1.5% of adjusted total assets;

•	leverage capital requirement - "core" capital equal to at least 3.0% of adjusted total assets; and

•	risk-based capital requirement - "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets.

Core capital generally consists of common stockholders' equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Home Federal Bank had no intangible assets at June 30, 2009.  Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Home Federal Bank's regulatory capital.

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

At June 30, 2009, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 18.93%, 18.93% and 54.77%, respectively.

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

At June 30, 2009, Home Federal Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Home Federal Bank's capital position relative to its regulatory capital requirements at June 30, 2009:
	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital	$29,629	54.77%	$4,328	8.00%	$5,410	10.00%	$24,219	81.74%
Tier 1 risk-based capital	29,163	53.91	2,311	1.50	3,246	6.00	25,917	88.87
Tier 1 leverage Capital	29,163	18.93	4,623	3.00	7,704	5.00	21,459	73.58

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

At June 30, 2009, the qualified thrift investments of Home Federal Bank were approximately 95.15% of its portfolio assets.

Affiliate Transaction Restrictions.  Federal laws strictly limit the ability of savings institutions to engage in transactions with their affiliates, including their savings and loan holding companies.  Except for certain exceptions set forth in the Office of Thrift Supervision regulations, a savings association must comply with sections 23A and 23B of the Federal Reserve Act and Regulation W which implements those statutory provisions.  Those statutory and regulatory provisions apply to transactions between a subsidiary institution and its parent company or the non-savings institution subsidiaries of the savings and loan holding company and are limited to 10% of a savings institution's capital and surplus and, with respect to such parent company and all such non-savings institution subsidiaries, to an aggregate of 20% of the savings institution's capital and surplus.  Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that all transactions between a savings institution and its affiliates be on terms as favorable to the savings institution as transactions with non-affiliates.  Home Federal Bank believes that all transactions between it and its affiliates at June 30, 2009 were on terms as favorable to it as its transactions with non-affiliates.

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

Emergency Economic Stabilization Act of 2008.  The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 which authorized the United States Department of Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program.  The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.  The Treasury Department has allocated $250 billion towards a capital purchase program.  Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions.  We have elected not to participate in the capital purchase program primarily as a result of our mutual-to-stock conversion completed in January 2005.

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2013.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.  We opted not to participate in these programs.

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.  At June 30, 2009, Home Federal Bank had $36.0 million of Federal Home Loan Bank advances.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At June 30, 2009, Home Federal Bank had $1,806,400 in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets. At June 30, 2009, Home Federal Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  Home Federal Bank's federal and state income tax returns for taxable years through December 31, 2005 have been closed for purposes of examination by the Internal Revenue Service or the Louisiana Department of Revenue.  As a result, all tax returns through that date may no longer be audited by either tax authority.

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995.  Prior to that time, Home Federal Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Home Federal Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Home Federal Bank make certain non-dividend distributions or cease to maintain a bank charter.

At June 30, 2009, the total federal pre-1988 reserve was approximately $3.3 million.  The reserve reflects the cumulative effects of federal tax deductions by Home Federal Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax.  Net operating losses, of which Home Federal Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Home Federal Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Home Federal Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years.  For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year.  At June 30, 2009, Home Federal Bank had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Home Federal Bancorp may exclude from its income 100% of dividends received from Home Federal Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State Taxation

Home Federal Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, "Louisiana taxable income" means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  In addition, Home Federal Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of a company's stock.  The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders' equity, minus

(c)	50% of our real and personal property assessment

Various items may also be subtracted in calculating a company's capitalized earnings.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At June 30, 2009, Home Federal Bank conducted its business from its headquarters office, two full service branch offices and one agency office located in Shreveport, Louisiana.

The following table sets forth certain information relating to Home Federal Bank's offices and parcel of land for a future branch office at June 30, 2009.

Description/Address	Leased/Owned	Net Book Value of Property	Amount of Deposits
		(In Thousands)
Building 624 Market Street Shreveport, LA	Owned	$ 172	$ 34,215
Building/ATM 6363 Youree Drive Shreveport, LA	Owned(1)	19	35,327
Building/ATM 8990 Mansfield Road Shreveport, LA	Owned	178	17,850
Agency Office 6425 Youree Drive, Suite 100 Shreveport, LA	Leased	N/A	--
Lot 2 River Crest, Unit #1 Bossier Parish, LA	Owned	436	--
______________________

(1)	The building is owned by Home Federal Bank but the land is subject to an operating lease which has been renewed on November 30, 2008 for a five year period.

Item 3.  Legal Proceedings

Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The information required herein, to the extent applicable, is incorporated by reference from page 54 of Home Federal's 2009 Annual Report to Shareholders filed as Exhibit 13 hereto ("2009 Annual Report"). The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.

(b)	Not applicable.

(c)	The following table represents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2009 - April 30, 2009	436	$6.20	436	118,864
Month #2 May 1, 2009 - May 31, 2009	--	--	--	118,864
Month #3 June 1, 2009 - June 30, 2009	--	--	--	118,864
Total	436	$6.20	436	118,864

Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program does not have an expiration date.

Item 6.  Selected Financial Data

The information required by this section is included in the section titled “Selected Consolidated Financial Data” of the Company’s 2009 Annual Report to Shareholders and is hereby incorporated herein by reference from exhibit 13.0 hereto.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 3 to 10 of the 2009 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 11 to 53 of the 2009 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a)
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c)
No change in the Company's internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2009 ("Proxy Statement").

Code of Ethics.  Home Federal Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers and employees of Home Federal Bancorp and Home Federal Bank.  A copy of the Code of Ethics may be obtained without charge upon request made to Clyde D. Patterson, Home Federal Bancorp, Inc., 624 Market Street, Shreveport, Louisiana 71101.

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

Equity Compensation Plan Information.  The following table provides information as of June 30, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	183,348	(1)	$9.85	(1)	18,545
Equity compensation plans not approved by security holders	--		--		--
Total	183,348		$9.85		18,545
___________________

(1)	Includes 25,214 shares subject to restricted stock grants which were not vested as of June 30, 2009. The weighted-average exercise price excludes such restricted stock grants.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference from the section captioned "Indebtedness of Management and Related Party Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm - Audit Fees" in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2009 Annual Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 30, 2009 and June 30, 2008.

Consolidated Statements of Operations for the Years Ended June 30, 2009 and 2008.

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2009 and 2008.

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008.

Notes to Consolidated Financial Statements.

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits	Location

3.1	Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana	(1)

3.2	Amended and Restated Bylaws of Home Federal Bancorp, Inc. of Louisiana	Filed Herewith

4.0	Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)

10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(2)

10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement	(2)

13.0	Annual Report to Shareholders	Filed Herewith

23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0	Section 1350 Certifications	Filed Herewith
______________________________

(1)	Incorporated herein by reference from Home Federal Bancorp's Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (File No. 333-119026).

(2)	Incorporated herein by reference from Home Federal Bancorp's Definitive Schedule 14A filed with the SEC on June 29, 2005 (File No. 000-51117).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date:           September 28, 2009
By:          /s/Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Daniel R. Herndon Daniel R. Herndon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2009
/s/James R. Barlow James R. Barlow	Director	September 28, 2009
/s/Walter T. Colquitt III Walter T. Colquitt III	Director	September 28, 2009
/s/David A. Herndon III David A. Herndon III	Director	September 28, 2009
/s/Scott D. Lawrence Scott D. Lawrence	Director	September 28, 2009
/s/Mark M. Harrison Mark M. Harrison	Director	September 28, 2009
/s/Clyde D. Patterson Clyde D. Patterson	Director and Executive Vice President (Principal Financial and Accounting Officer)	September 28, 2009
/s/Henry M. Hearne Henry M. Hearne	Director	September 28, 2009
/s/Woodus K. Humphrey Woodus K. Humphrey	Director	September 28, 2009
/s/Amos L. Wedgeworth Jr. Amos L. Wedgeworth Jr.	Director	September 28, 2009