Form 10-Q
period 2009-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2009-11-16
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2009
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of November 12, 2009: The registrant had 3,349,730 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,214,355 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	June 30, 2009

ASSETS	(Unaudited) (Audited)
	(In Thousands)
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $5,283 and $8,508 for September 30, 2009 and June 30, 2009, Respectively)	$6,051	$10,007
Securities Available-for-Sale	88,426	92,647
Securities Held-to-Maturity	2,167	2,184
Loans Held-for-Sale	668	1,277
Loans Receivable, Net	62,551	46,948
Accrued Interest Receivable	567	543
Premises and Equipment, Net	1,214	982
Other Assets	82	178

Total Assets	$161,726	$154,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	89,617	86,146
Advances from Borrowers for Taxes and Insurance	222	137
Advances from Federal Home Loan Bank of Dallas	38,030	35,997
Other Accrued Expenses and Liabilities	1,081	1,082
Deferred Tax Liability	516	94
Total Liabilities	129,466	123,456

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common stock – 8,000,000 Shares of $.01 Par Value Authorized; 3,558,958 Shares Issued; 3,349,730 Shares and 3,373,464 Shares Outstanding at September 30, 2009 and June 30, 2009, respectively	14	14
Additional paid-in capital	13,619	13,608
Treasury Stock, at Cost – 209,228 Shares at September 30, 2009; 185,494 Shares at June 30, 2009	(2,082)	(1,887)
Unearned ESOP Stock	(869)	(883)
Unearned RRP Trust Stock	(145)	(269)
Retained Earnings	20,466	20,288
Accumulated Other Comprehensive Income	1,257	439

Total Stockholders’ Equity	32,260	31,310
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,726	$154,766

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30,
2009	2008
INTEREST INCOME                                                                                                                                                         (In Thousands, Except Per Share Data)
Loans, Including Fees	$1,039	$528
Investment Securities	19	40
Mortgage-Backed Securities	1,130	1,266
Other Interest-Earning Assets	2	16
Total Interest Income	2,190	1,850

INTEREST EXPENSE
Deposits	578	674
Federal Home Loan Bank Borrowings	331	306
Total Interest Expense	909	980
Net Interest Income	1,281	870

PROVISION FOR LOAN LOSSES	--	--
Net Interest Income after
Provision for Loan Losses	1,281	870

NON-INTEREST INCOME
Gain on Sale of Loans	44	--
Gain on Sale of Investments	--	33
Other Income	10	10
Total Non-Interest Income	54	43

NON-INTEREST EXPENSE
Compensation and Benefits	612	397
Occupancy and Equipment	93	46
Data Processing	24	20
Audit and Professional Fees	60	35
Franchise and Bank Shares Tax	38	38
Merger and Stock Issuance Costs	--	132
Other Expense	126	80
Total Non-Interest Expense	953	748
Income Before Income Taxes	382	165

PROVISION FOR INCOME TAX EXPENSE	130	56
Net Income	$252	$109
EARNINGS PER COMMON SHARE:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874

Net Income	--	--	--	--	109	--	--	109
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	1,922	1,922

RRP Shares Earned	--	--	--	126	--	--	--	126

Stock Options Vested	--	15	--	--	--	--	--	15

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(75)	--	--	(75)

Acquisition Treasury Stock	--	--	--	--	--	(49)	--	(49)

BALANCE – September 30, 2008	$14	$13,579	$(926)	$(269)	$20,105	$(1,858)	$(712)	$29,933

BALANCE – June 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	--	--	--	--	252	--	--	252
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	818	818

RRP Shares Earned	--	--	--	124	--	--	--	124

Stock Options Vested	--	14	--	--	--	--	--	14

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(74)	--	--	(74)

Acquisition Treasury Stock	--	--	--	--	--	(195)	--	(195)

BALANCE – September 30, 2009	$14	$13,619	$(869)	$(145)	$20,466	$(2,082)	$1,257	$32,260

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$252	$109
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(108)	(69)
Gain on Sale of Securities	--	(33)
Gain on Sale of Loans	(44)	--
Amortization of Deferred Loan Fees	(44)	(2)
Depreciation of Premises and Equipment	22	13
ESOP Expense	11	11
Stock Option Expense	14	15
Recognition and Retention Plan Expense	31	32
Deferred Income Tax	(1)	(5)
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(11,203)	(4,481)
Loans Held-for-Sale – Sale and Principal Repayments	11,856	4,703
Accrued Interest Receivable	(24)	(1)
Other Operating Assets	83	19
Other Operating Liabilities	92	51

Net Cash Provided by Operating Activities	937	362

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(15,605)	(121)
Deferred Loan Fees Collected	60	5
Acquisition of Premises and Equipment	(254)	(6)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	--	2,035
Principal Payments on Mortgage-backed Securities	5,569	2,575
Purchases of Securities	--	(6,159)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	18	40
Purchases of Securities	(1)	(204)

Net Cash Used in Investing Activities	$(10,213)	$(1,835)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase (Decrease) in Deposits	3,471	(120)
Proceeds from Federal Home Loan Bank Advances	4,000	11,200
Repayments of Advances from Federal Home Loan Bank	(1,967)	(6,209)
Net Increase in Mortgage-Escrow Funds	85	56
Dividends Paid	(74)	(75)
Acquisition of Treasury Stock	(195)	(49)
Stock Purchase Deposit Escrow	--	4,556
Stock Purchase Deposit Escrow Refunded	--	(8,131)
Net Cash Provided by Financing Activities	5,320	1,228

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,956)	(245)

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	10,007	7,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,051	$7,118

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$901	$954
Income Taxes Paid	--	--
Market Value Adjustment for Gain on Securities
Available-for-Sale	1,241	2,911

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2009, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2010.

The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”).  The FASB established the Codification as the source of authoritative accounting principles effective for interim and annual periods ending on or after September 15, 2009.  Prior FASB standards are no longer being referenced by the FASB, and the Company adopted the Codification as of September 30, 2009.  The adoption did not have an impact on our financial position or results of operations.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 16, 2009, the date these financial statements were issued.

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

Nature of Operations

On January 18, 2005, Home Federal Bank, formerly named Home Federal Savings and Loan Association, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.7% of our outstanding common stock at September 30, 2009.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three banking offices and one agency office, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

Allowance for Loan Losses (continued)

collateral and prevailing economic conditions.  The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the present value of expected future cash flows or the fair value of the collateral of the loan.  If the the present value of expected future cash flows or fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Loans are classified as substandard and placed on non-accrual status when they are in excess of ninety days delinquent.  The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

It should be understood that estimates of future loan losses involve an exercise of judgment.  While it is possible that in particular periods, the Company may sustain losses, which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the accompanying statements of condition is adequate to absorb possible losses in the existing loan portfolio.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit.  Such financial instruments are recorded when they are funded.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are transferred to other real estate owned at the lower of cost or current fair value minus estimated cost to sell as of the date of foreclosure.  Cost is defined as the lower of the fair value of the property or the recorded investment in the loan.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Premises and Equipment

Land is carried at cost.  Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Income Taxes

The Company and its wholly-owned subsidiary file a consolidated Federal income tax return on a fiscal year basis.  Each entity will pay its pro-rata share of income taxes in accordance with a written tax-sharing agreement.

The Company accounts for income taxes on the asset and liability method.  Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.  Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

Income Taxes (continued)

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

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

2.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2009 and 2008 were calculated as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted

Net income	$251,750	$251,750	$108,607	$108,607
Weighted average shares outstanding	3,258,307	3,258,307	3,253,877	3,253,877
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,258,307	3,258,307	3,253,877	3,253,877
Earnings per share	$.08	$.08	$.03	$.03

For the three months ended September 30, 2009 and 2008, there were outstanding options to purchase 158,134 and 169,982 shares, respectively, at $9.85 per share.  For the quarter ended September 30, 2009, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.

3.           Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756 shares.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the quarter ended September 30, 2009, 12,611 shares vested and were released from the Recognition Plan Trust and 14,893 shares remained in the Recognition Plan Trust at September 30, 2009.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years.  Generally, if the employment of an employee or service as a non-employee

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Recognition and Retention Plan (continued)

director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award, the recipient shall forfeit the right to any shares subject to the award that have not been earned.  In the case of death or disability of the recipient or a change in control of the Company, the Recognition Plan awards will be vested and shall be distributed as soon as practicable thereafter.

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

On August 18, 2005, the Company granted 174,389 options to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of September 30, 2009, 16,255 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

5.Fair Value Accounting

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, now codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820").  ASC 820 affirms a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 was issued to establish a uniform definition of fair value.  The definition of fair value is market-based as opposed to company-specific, and includes the following:

▪
Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

▪	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

▪
Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

▪	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and
▪	Expands disclosures about instrument that are measured at fair value.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Fair Value Accounting (continued)

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

▪	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

▪
Level 2 – Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪
Level 3 – Fair value is based upon inputs that are unobservable for the asset or liability.  These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  These inputs are developed based on the best information available in the circumstances, which include the Company’s own data. The Company’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2009 and June 30, 2009 are as follows:

September 30, 2009
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Available-for-Sale
Debt Securities	$--	$86,641	$86,641
Equity Securities	1,785	--	1,785

Total	$1,785	$86,641	$88,426

June 30, 2009
	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Available-for-Sale
Debt Securities	$--	$90,920	$90,920
Equity Securities	1,727	--	1,727

Total	$1,727	$90,920	$92,647

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”).  This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  This statement is not yet included in the codification, but will impact ASC 810, Consolidation.  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures.  The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This guidance is effective beginning October 1, 2009.  The Company does not expect that the guidance will have a significant impact on our financial position or results of operations.

The above pronouncements are not expected to have a significant impact on the consolidated financial statements of the Company.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed by the Bank in connection with the Bank’s reorganization and commenced operations on January 18, 2005.  The Company’s results of operations are primarily dependent on the results of the Bank, which became a wholly owned subsidiary upon completion of the reorganization.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses and loan sale activities.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

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

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009

At September 30, 2009, total assets amounted to $161.7 million compared to $154.8 million at June 30, 2009, an increase of approximately $7.0 million, or 4.5%.  This increase was primarily due to an increase in loans receivable, net, of $15.6 million, or 33.2%, partially offset by a decrease in the Company’s investment and mortgage-backed securities available-for-sale and held-to-maturity of $4.2 million, or 4.5%, and a decrease in cash and cash equivalents of $4.0 million, or 39.5%.

The increase in loans was primarily due to the origination of new loans by the commercial lending department.  The decrease in securities was caused by normal principal paydowns amounting to $5.6 million, partially offset by an increase in the fair value of the securities of $1.4 million.

The Company’s total liabilities amounted to $129.5 million at September 30, 2009, an increase of approximately $6.0 million, or 4.9%, compared to total liabilities of $123.5 million at June 30, 2009.  The primary reason for the increase in liabilities was due to an increase in deposits of $3.5 million, or 4.1% and $2.0 million, or 5.6%, increase in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $950,000, or 3.0%, to $32.3 million at September 30, 2009 compared to $31.3 million at June 30, 2009.  This increase was primarily the result of the change in the Company’s Accumulated Other Comprehensive Income associated with unrealized gain on securities available-for-sale of $818,000, the recognition of net income of $252,000 for the three months ended September 30, 2009, and the distribution of shares associated with the Company’s Recognition Plan of $124,000.  These increases were offset by dividends of $74,000 paid during the quarter ended September 30, 2009, and the acquisition of treasury shares of $195,000.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At September 30, 2009, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2009 and 2008

General

Net income amounted to $252,000 for the three months ended September 30, 2009 compared to $109,000 for the same period in 2008, an increase of $143,000, or 131.2%.  The increase was primarily due to an increase in net interest income of $411,000, or 47.2%, partially offset by an increase in non interest expense of $205,000, or 27.4%.  The increase in non interest expense was caused primarily by an increase in compensation and benefits, occupancy and equipment, and general operating expenses, partially offset by a decrease in non-recurring conversion and merger costs incurred in the prior year three month period in connection with our proposed second step conversion and acquisition of a local financial institution which was terminated in August 2008.

Net Interest Income

Net interest income for the three months ended September 30, 2009, was approximately $1.3 million, an increase of $411,000 in comparison to $870,000 for the three months ended September 30, 2008.  This increase was primarily due to an increase of $511,000 in interest income and fees on loans, and a decrease of $96,000 in interest expense paid on deposits, partially offset by a decrease of $171,000 in interest income from mortgage-backed and investment securities and other interest earning assets.  Interest paid on deposits decreased $96,000, or 14.2%, due to the decline in interest rates paid on deposits which offset the increase in average balance of deposits for the period ended September 30, 2009, as compared to the prior year period.  Interest paid on Federal Home Loan Bank borrowings increased $25,000, or 8.2%, compared to the three month period ended September 30, 2008.

The Company’s average interest rate spread was 2.50% for the three months ended September 30, 2009, compared to 1.69% for the three months ended September 30, 2008.  The Company’s net interest margin was 3.04% for the three months ended September 30, 2009, compared to 2.56% for the three months ended September 30, 2008.  The increase in net interest income and net interest margin is attributable primarily to the increase in commercial loans, in conjunction with a net decrease in cost associated with deposits and advances from the Federal Home Loan Bank.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, the volume in the loan portfolio and other factors related to the collectibility of the Bank’s loan portfolio, no provisions for loan losses were made during the three months ended September 30, 2009 or 2008.  The Bank’s allowance for loan losses was $453,000, or approximately 0.7% of total loans, at September 30, 2009 and $231,000, or approximately 0.8% of total loans, at September 30, 2008.  The Bank had one non-performing loan at September 30, 2009, amounting to $15,000.  The Bank did not have any non-performing loans at September 30, 2008.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest Income

Total non-interest income amounted to $54,000 for the three months ended September 30, 2009, compared to $43,000 for the same period in 2008.  The increase was primarily due to an increase of $44,000 in gain on sale of loans partially offset by a decrease in gain on sale of investments amounting to $33,000 as there was no gain reported in the September 30, 2009 quarter.

Non-interest Expense

Total non-interest expense increased $205,000, or 27.4%, for the three months ended September 30, 2009 compared to the prior year period.  The increase was primarily due to an increase in compensation and benefits expense of $215,000, or 54.2%, an increase in occupancy and equipment costs of $47,000, or 102.2%, and an increase of $75,000, or 55.6%, in all other non-interest expenses.  These increases were partially offset by a $132,000 decrease in non-recurring conversion and merger costs incurred during the prior year three month period as discussed above.

The increase in compensation and benefits expenses was a result of additional personnel hires related to the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities, and normal compensation increases including Stock Options and Recognition and Retention Plan expenses.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $14,000 and $31,000, respectively, for the three months ended September 30, 2009, and $15,000 and $32,000, respectively, for the three months ended September 30, 2008.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2009 and 2008, the Company recognized expense of $36,000 pertaining to bank shares tax assessment.

Income Taxes

Income taxes amounted to $130,000 and $56,000 for the three months ended September 30, 2009 and 2008, respectively, resulting in an effective tax rate of 34% for both periods.  The increase in income taxes for the three months ended September 30, 2009, was due to increased income before income taxes.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.5 million at September 30, 2009.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2009, Home Federal Bank had $38.0 million in advances from the Federal Home Loan Bank of Dallas.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

At September 30, 2009, Home Federal Bank had outstanding loan commitments of $11.5 million to originate loans.  At September 30, 2009, certificates of deposit scheduled to mature in less than one year, totaled $43.6 million.

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

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2009, Home Federal Bank exceeded each of its capital requirements with ratios of 18.41%, 18.41% and 48.69%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2009, the Bank did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

See Item 4T below.

ITEM 4T.                    CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.                   RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)	Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2009 – July 31, 2009	--	$--	--	118,864
Month #2 August 1, 2009 – August 31, 2009	3,734	8.00	3,734	115,130
Month #3 September 1, 2009 – September 30, 2009	20,000	8.25	20,000	95,130
Total	23,734	$8.21	23,734	95,130
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

Date: November 16, 2009	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(principal financial officer)