Form 10-Q
period 2009-12-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2010-02-16
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2009
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ X  ] Yes    [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [    ]  Yes  [     ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Shares of common stock, par value $.01 per share, outstanding as of February 16, 2010: The registrant had 3,348,237 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,212,862 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	June 30, 2009

ASSETS	(Unaudited) (Audited)
	(In Thousands)
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $12,052 and $8,508 for December 31, 2009 and June 30, 2009, Respectively)	$13,416	$10,007
Securities Available-for-Sale	80,861	92,647
Securities Held-to-Maturity	2,177	2,184
Loans Held-for-Sale	1,540	1,277
Loans Receivable, Net	70,417	46,948
Accrued Interest Receivable	562	543
Premises and Equipment, Net	2,878	982
Other Assets	391	178

Total Assets	$172,242	$154,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	95,794	86,146
Advances from Borrowers for Taxes and Insurance	65	137
Advances from Federal Home Loan Bank of Dallas	42,542	35,997
Other Accrued Expenses and Liabilities	1,039	1,082
Deferred Tax Liability	456	94
Total Liabilities	139,896	123,456

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common stock – 8,000,000 Shares of $.01 Par Value Authorized; 3,558,958 Shares Issued; 3,348,237 Shares and 3,373,464 Shares Outstanding at December 31, 2009 and June 30, 2009, respectively	14	14
Additional paid-in capital	13,631	13,608
Treasury Stock, at Cost – 210,721 Shares and 185,494 Shares at December 31, 2009 and at June 30, 2009, respectively	(2,094)	(1,887)
Unearned ESOP Stock	(854)	(883)
Unearned RRP Trust Stock	(145)	(269)
Retained Earnings	20,642	20,288
Accumulated Other Comprehensive Income	1,152	439

Total Stockholders’ Equity	32,346	31,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,242	$154,766

    See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$1,189	$510	$2,228	$1,038
Investment Securities	17	31	36	71
Mortgage-Backed Securities	1,027	1,326	2,157	2,592
Other Interest-Earning Assets	2	4	4	20
Total Interest Income	2,235	1,871	4,425	3,721

INTEREST EXPENSE
Deposits	556	638	1,134	1,312
Federal Home Loan Bank Borrowings	312	353	643	659
Total Interest Expense	868	991	1,777	1,971
Net Interest Income	1,367	880	2,648	1,750

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after Provision for Loan Losses	1,367	880	2,648	1,750

NON-INTEREST INCOME
Gain on Sale of Loans	85	--	129	--
Gain on Sale of Investments	186	--	186	33
Other Income	14	10	24	20
Total Non-Interest Income	285	10	339	53

NON-INTEREST EXPENSE
Merger and Stock Issuance Costs	--	1	--	133
Compensation and Benefits	817	409	1,429	806
Occupancy and Equipment	87	44	180	90
Data Processing	22	16	46	36
Audit and Professional Fees	117	75	177	110
Franchise and Bank Shares Tax	37	37	75	75
Other Expense	195	97	321	177
Total Non-Interest Expense	1,275	679	2,228	1,427
Income Before Income Taxes	377	211	759	376

PROVISION FOR INCOME TAX EXPENSE	128	72	258	128
Net Income	$249	$139	$501	$248
EARNINGS PER COMMON SHARE:
Basic	$0 .08	$0.04	$0 .15	$0.08
Diluted	$0 .08	$0.04	$0 .15	$0.08
DIVIDENDS DECLARED	$0 .06	$0.06	$0 .12	$0.12

      See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)
	For the Six Months Ended December 31,
	2009	2008
	(In Thousands)

Net Income	$501	$248

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the Period	1,067	5,898
Reclassification Adjustment for Gains Included in Net Income	(354)	(160)

Total Other Comprehensive Income	713	5,738

Total Comprehensive Income	$1,214	$5,986

      See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874

Net Income	--	--	--	--	248	--	--	248
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	5,738	5,738

RRP Shares Earned	--	--	--	126	--	--	--	126

Stock Options Vested	--	29	--	--	--	--	--	29

ESOP Compensation Earned	--	(7)	29	--	--	--	--	22

Dividends Declared	--	--	--	--	(149)	--	--	(149)

Acquisition of Treasury Stock	--	--	--	--	--	(49)	--	(49)

BALANCE – December 31, 2008	$14	$13,589	$(911)	$(269)	$20,170	$(1,858)	$3,104	$33,839

BALANCE – June 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	--	--	--	--	501	--	--	501
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	713	713

RRP Shares Earned	--	--	--	124	--	--	--	124

Stock Options Vested	--	28	--	--	--	--	--	28

ESOP Compensation Earned	--	(5)	29	--	--	--	--	24

Dividends Declared	--	--	--	--	(147)	--	--	(147)

Acquisition of Treasury Stock	--	--	--	--	--	(207)	--	(207)
BALANCE – December 31, 2009	$14	$13,631	$(854)	$(145)	$20,642	$(2,094)	$1,152	$32,346

          See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$501	$248
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(168)	(127)
Gain on Sale of Securities	(186)	(33)
Amortization of Deferred Loan Fees	(103)	(4)
Depreciation of Premises and Equipment	48	26
ESOP Expense	23	22
Stock Option Expense	29	29
Recognition and Retention Plan Expense	63	63
Deferred Income Tax Benefit	(5)	(7)
Gain on Sale of Loans	(129)	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(21,364)	(6,963)
Loans Held-for-Sale – Sale and Principal Repayments	21,230	7,030
Accrued Interest Receivable	(20)	(51)
Other Operating Assets	(226)	27
Other Operating Liabilities	18	90

Net Cash (Used in) Provided by Operating Activities	(289)	350

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(23,474)	70
Deferred Loan Fees Collected	121	6
Acquisition of Premises and Equipment	(1,945)	(6)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	4,663	2,035
Principal Payments on Mortgage-backed Securities	8,558	4,626
Purchases of Securities	--	(21,648)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	39	64
Purchases of Securities	(31)	(561)
Proceeds from Disposition of Foreclosed Real Estate	--	42
Net Cash Used in Investing Activities	$(12,069)	$(15,372)

    See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	9,648	332
Proceeds from Federal Home Loan Bank Advances	15,500	25,200
Repayments of Advances from Federal Home Loan Bank	(8,955)	(11,249)
Net Decrease in Mortgage-Escrow Funds	(72)	(117)
Dividends Paid	(147)	(149)
Acquisition of Treasury Stock	(207)	(49)
Stock Purchase Deposit Received	--	(8,131)
Stock Purchase Deposit Refunded	--	4,556
Net Cash Provided by Financing Activities	15,767	10,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,409	(4,629)

CASH AND CASH EQUIVALENTS – BEGINNING
OF PERIOD	10,007	7,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,416	$2,734

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$1,817	$1,969
Income Taxes Paid	177	--
Market Value Adjustment for Gain on Securities
Available-for-Sale	1,081	8,694

    See accompaning notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended December 31, 2009, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2010.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2009.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from December 31, 2009 through February 16, 2010, the date these financial statements were issued.

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

Nature of Operations

On January 18, 2005, Home Federal Bank, formerly named Home Federal Savings and Loan Association, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.8% of our outstanding common stock at December 31, 2009.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three banking offices and one agency office, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           Summary of Accounting Policies (continued)

Nature of Operations (continued)

In December 2009, Home Federal Bank acquired land in North Bossier which is expected to include a full service branch office and leasable Class A office space. The Bank expects to open a temporary office in North Bossier by the second half of calendar year 2010, followed by construction of the permanent facility. The Bank currently owns land in South Bossier and expects to begin construction of a branch office on that site immediately following development of the North Bossier site.

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

A loan is considered impaired when, based on current information or events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  When a loan is impaired, the measurement of such impairment is based upon the present value of expected future cash flows or the fair value of the collateral of the loan.  If the present value of expected future cash flows or fair value of the collateral is less than the recorded investment in the loan, the Bank will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

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

Note 2.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$10,791	$401	$2	$11,190
FNMA Mortgage-Backed Certificates	65,779	1,979	2	67,756
GNMA Mortgage-Backed Certificates	130	1	1	130

Total Debt Securities	76,700	2,381	5	79,076

Equity Securities
244,550 Shares, AMF ARM Fund	2,415	--	630	1,785

Total Securities Available-for-Sale	$79,115	$2,381	$635	$80,861

Securities Held-to-Maturity:

Debt Securities
GNMA Mortgage-Backed Certificates	$228	$11	--	$239
FNMA Mortgage-Backed Certificates	82	2	--	84
FHLMC Mortgage-Backed Certificates	29	--	--	29

Total Debt Securities	339	13	--	352

Equity Securities (Non-Marketable)
18,378 Shares - Federal Home Loan Bank	1,838	--	--	1,838

Total Securities Held-to-Maturity	$2,177	$13	--	$2,190

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Securities (continued)

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	(In Thousands)

Debt Securities
FHLMC Mortgage-Backed Certificates	$14,237	$333	$10	$14,560
FNMA Mortgage-Backed Certificates	75,194	1,197	166	76,225
GNMA Mortgage-Backed Certificates	136	1	2	135

Total Debt Securities	89,567	1,531	178	90,920

Equity Securities
244,550 Shares, AMF ARM Fund	2,415	--	688	1,727

Total Securities Available-for-Sale	$91,982	$1,531	$866	$92,647

Securities Held-to-Maturity:

Debt Securities
GNMA Mortgage-Backed Certificates	$260	$10	--	$270
FNMA Mortgage-Backed Certificates	88	1	--	89
FHLMC Mortgage-Backed Certificates	30	--	--	30

Total Debt Securities	378	11	--	389

Equity Securities (Non-Marketable)
18,064 Shares - Federal Home Loan Bank	1,806	--	--	1,806

Total Securities Held-to-Maturity	$2,184	$11	$--	$2,195

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Securities (continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year or Less	$--	$--	$--	$--
One through Five Years	--	--	26	26
After Five through Ten Years	687	695	128	131
Over Ten Years	76,013	78,381	185	195

Total	$76,700	$79,076	$339	$352

For the six months ended December 31, 2009 and 2008, proceeds from the sale of securities available-for-sale amounted to $4.7 million and $2.0 million, respectively.  Gross realized gains amounted to $186,000 and $33,000, respectively.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities held-to-maturity at December 31, 2009 or June 30, 2009.

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available-for-Sale:		(In Thousands)
Debt Securities
Mortgage-Backed Securities	$1	$137	$4	$1,640
Marketable Equity Securities	--	--	630	1,785

Total Securities Available-for-Sale	$1	$137	$634	$3,425

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.                 Securities (Continued)

	June 30, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities Available-for-Sale:		(In Thousands)
Debt Securities
Mortgage-Backed Securities	$10	$864	$168	$23,801
Marketable Equity Securities	--	--	688	1,727

Total Securities Available-for-Sale	$10	$864	$856	$25,528

The Company’s investment in equity securities consists primarily of shares of an adjustable rate mortgage loan mutual fund.  The unrealized losses associated with this fund were primarily caused by the investment downgrade of certain non-agency private label mortgage-backed securities held by the fund and uncertainty in spreads in the bond market for mortgage-related securities along with the performance of a small number of the bonds within the fund.  Based on management’s assessment of the financial condition of the Company, the Company has the ability and intent to hold these securities until a recovery of fair value occurs, and accordingly, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, securities with a carrying value of $3.9 million were pledged to secure public deposits, and securities with a carrying value of $33.3 million were pledged to secure FHLB advances.

3.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and six months ended December 31, 2009 and 2008 were calculated as follows:

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Basic	Diluted	Basic	Diluted

Net income	$249,500	$249,500	$139,181	$139,181
Weighted average shares outstanding	3,243,737	3,243,737	3,258,275	3,258,275
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,243,737	3,243,737	3,258,275	3,258,275
Earnings per share	$0.08	$0.08	$0.04	$0.04

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Earnings Per Share (continued)

	Six Months Ended December 31, 2009		Six Months Ended December 31, 2008
	Basic	Diluted	Basic	Diluted

Net income	$501,250	$501,250	$247,778	$247,778
Weighted average shares outstanding	3,250,893	3,250,893	3,256,074	3,256,074
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,250,893	3,250,893	3,256,074	3,256,074
Earnings per share	$0.15	$0.15	$0.08	$0.08

For the three months ended December 31, 2009 and 2008, there were weighted-average outstanding options to purchase 158,134 and 169,741 shares, respectively, and for the six months ended December 31, 2009 and 2008, there were weighted-average outstanding options to purchase 158,134 and 169,861 shares, respectively, at $9.85 per share.  For the three and six months ended December 31, 2009, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the periods.

4.           Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756 shares.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the six months ended December 31, 2009, 12,611 shares vested and were released from the Recognition Plan Trust and 14,893 shares remained in the Recognition Plan Trust at December 31, 2009. As of December 31, 2009, 2,290 Recognition Plan shares had been forfeited and are available for future grant.

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

On August 18, 2005, the Company granted 174,389 options to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years,

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Stock Option Plan (continued)

commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of December 31, 2009, 16,255 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

6.           Fair Value Accounting

The Company has adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which requires disclosure of the fair value of all financial instruments for which it is practical to estimate fair value.

The following methods and assumptions were used by the Bank in estimating fair values of financial instruments:

Cash and Cash Equivalents
The carrying amount approximates the fair value of cash and cash equivalents.

Securities to be Held-to-Maturity and Available-for-Sale
Fair values for investment securities, including mortgage-backed securities, are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying values of restricted or non-marketable equity securities approximate their fair values.  The carrying amount of accrued investment income approximates its fair value.

Mortgage Loans Held-for-Sale
Because these loans are normally disposed of within ninety days of origination, their carrying value closely approximates the fair value of such loans.

Loans Receivable
For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair value approximates the carrying value. Fair values for other loans are estimated using the discounted value of expected future cash flows.  Interest rates used are those being offered for loans with similar terms to borrowers of similar credit quality.  The carrying amount of accrued interest receivable approximates its fair value.

Deposit Liabilities
The fair values for demand deposit accounts are, by definition, equal to the amount payable on demand at the reporting date, that is, their carrying amounts.  Fair values for other deposit accounts are estimated using the discounted value of expected future cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Advances from Federal Home Loan Bank
The carrying amount of short-term borrowings approximates their fair value.  The fair value of long-term debt is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar borrowing arrangements.

Accrued Interest Payable
The carrying amount of accrued interest payable on deposits and borrowings approximates the fair value.

Off-Balance Sheet Credit-Related Instruments
Fair values for outstanding mortgage loan commitments to lend are based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements, customer credit quality, and changes in lending rates.  The fair value of interest rate floors and caps contained in some loan servicing agreements and

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Fair Value Accounting (continued)

variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments.

At December 31, 2009, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2009		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)		(In Thousands)
Financial Assets
Cash and Cash Equivalents	$13,416	$13,416	$10,007	$10,007
Securities Available-for-Sale	80,861	80,861	92,647	92,647
Securities to be Held-to-Maturity	2,177	2,190	2,184	2,195
Loans Held-for-Sale	1,540	1,540	1,277	1,277
Loans Receivable	70,417	73,980	46,948	50,461
Accrued Interest Receivable	562	562	543	543

Financial Liabilities
Deposits	95,794	98,208	86,146	88,314
Accrued Interest Payable	118	118	157	157
Advances from Borrowers	65	65	137	137
Advances from FHLB	42,542	44,078	35,997	37,088

Off-Balance Sheet Liabilities
Mortgage Loan Commitments	--	111	--	69

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Company taken as a whole.

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

6.           Fair Value Accounting (continued)

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

Fair values of assets and liabilities measured on a recurring basis at December 31, 2009 and June 30, 2009 are as follows:

December 31, 2009

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Available-for-Sale		(In Thousands)
Debt Securities	$--	$79,076	$79,076
Equity Securities	1,785	--	1,785

Total	$1,785	$79,076	$80,861

June 30, 2009

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Available-for-Sale		(In Thousands)
Debt Securities	$--	$90,920	$90,920
Equity Securities	1,727	--	1,727

Total	$1,727	$90,920	$92,647

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Recent Accounting Pronouncements

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

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009

At December 31, 2009, total assets amounted to $172.2 million compared to $154.8 million at June 30, 2009, an increase of approximately $17.5 million, or 11.3%.  This increase was primarily due to an increase in loans receivable and held for sale of $23.7 million, or 49.2%, an increase in cash and cash equivalents of $3.4 million, or 34.1%, and an increase in premises and equipment, net, of $1.9 million, partially offset by a decrease in the Company’s securities investments of $11.8 million, or 12.4%.

The increase in loans was primarily due to the origination of new loans by the commercial lending department.  The decrease in securities was caused by normal principal pay downs and securities sold amounting to $13.0 million, partially offset by an increase in the fair value of the securities of $1.1 million. The increase in premises and equipment is largely attributable to the acquisition of land for $1.5 million, to be used for a new branch location.

The Company’s total liabilities amounted to $139.9 million at December 31, 2009, an increase of approximately $16.4 million, or 13.3%, compared to total liabilities of $123.5 million at June 30, 2009.  The primary reason for the increase in liabilities was due to an increase in deposits of $9.6 million, or 11.2%, and a $6.5 million, or 18.2%, increase in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $1.0 million, or 3.2%, to $32.3 million at December 31, 2009 compared to $31.3 million at June 30, 2009.  This increase was primarily the result of the change in the Company’s accumulated other

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

comprehensive income associated with the change in unrealized gain on securities available-for-sale, net of tax, of $713,000, the recognition of net income of $501,000 for the six months ended December 31, 2009, and the distribution of shares associated with the Company’s Recognition and Retention Plan ("RRP") of $124,000.  These increases were offset by dividends of $147,000 paid during the six months ended December 31, 2009, and the acquisition of treasury shares at a cost of $208,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At December 31, 2009, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Six Month Periods Ended December 31, 2009 and 2008

General

Net income amounted to $249,000 for the three months ended December 31, 2009 compared to $139,000 for the same period in 2008, an increase of $110,000, or 79.1%.  The increase was primarily due to a $487,000, or 55.3%, increase in net interest income for the three months ended December 31, 2009 compared to the same period in 2008 and a $271,000 increase in gain on sales of investments and loans for the 2009 period compared to none for the same period in 2008, partially offset by increases of $596,000 in non-interest expense and $56,000 in income taxes. The increase in net interest income for the three months ended December 31, 2009 was primarily due to an increase in interest income and fees from higher loan originations as a result of the hiring of additional loan officers since 2008, and a decrease in the Company’s cost of funds for the three months ended December 31, 2009, compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense and other expenses associated with the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities and the expansion and improvement of the Company's offices.

For the six months ended December 31, 2009, net income amounted to $501,000, compared to $248,000 for the same period in 2008, an increase of $253,000, or 102.0%.  The increase was primarily due to an $898,000, or 51.3%, increase in net interest income and a $286,000 increase in non-interest income, partially offset by increases of $801,000 in non-interest expense and $130,000 in income taxes. The increase in non-interest expense was primarily attributable to an increase of $623,000, or 77.3%, in compensation and benefits.  Similar to the increase for the quarter ended December 31, 2009, the increase in net interest income for the six month period was primarily due to an increase in interest income and fees from higher loan originations and a decrease in the Company’s cost of funds.

Net Interest Income

Net interest income for the three months ended December 31, 2009 was $1.4 million, an increase of $487,000, or 55.3%, in comparison to $880,000 for the three months ended December 31, 2008.  This increase was primarily due to an increase of $364,000 in total interest income and a decrease of $123,000 in the Company’s cost of funds.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $679,000, partially offset by decreases in interest income from mortgage-backed securities, investment securities and other interest-earning assets of $299,000, $14,000 and $2,000, respectively. The cost of funds from both deposits and Federal Home Loan Bank borrowings decreased during the period.

Net interest income for the six months ended December 31, 2009, was $2.6 million, an increase of $898,000, or 51.3%, in comparison to $1.8 million for the six months ended December 31, 2008.  This increase was primarily due to an increase of $704,000 in total interest income, and a decrease of $194,000 in total interest expense.  The increase in total interest income was primarily due to an increase in interest income generated from loans of $1.2 million, partially offset by decreases in interest income generated from mortgage-backed securities, investment securities and other interest-earning assets of $435,000, $35,000 and $16,000, respectively. The cost of funds from both deposits and Federal Home Loan Bank borrowings decreased during this period.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s average interest rate spread was 2.50% and 2.82% for the three and six months ended December 31, 2009, compared to 1.69% and 1.74% for the three and six months ended December 31, 2008.  The Company’s net interest margin was 2.56% and 3.33% for the three and six months ended December 31, 2009, compared to 2.42% and 2.48% for the three and six months ended December 31, 2008.  The increase in net interest margin and average interest rate spread is attributable primarily to the increase in commercial loan volume and related income in conjunction with a decrease in cost associated with deposits and advances from the Federal Home Loan Bank. While the interest rate spread remained relatively stable, net interest income increased primarily due to the increase in volume of average interest-earning assets.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal’s loan portfolio, no provisions for loan losses were made during the three and six months ended December 31, 2009 or 2008.  Home Federal’s allowance for loan losses was $453,000, or 0.64% of total loans, at December 31, 2009 compared to $226,000, or 0.78%, of total loans at December 31, 2008.  At December 31, 2009, Home Federal had one non-performing loan of $15,000.  At December 31, 2008, Home Federal had no non-performing loans or other non-performing assets.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income amounted to $285,000 for the three months ended December 31, 2009, compared to $10,000 for the same period in 2008.  The increase was primarily due to an increase of $186,000 in gain on sale of investments and an increase of $85,000 in gain on sale of loans for the three months ended December 31, 2009 compared to none for the same period in 2008.

Total non-interest income amounted to $339,000 for the six months ended December 31, 2009, compared to $53,000 for the same period in 2008.  The increase was primarily due to an increase in gain on sale of securities of $153,000 and an increase in gain on sale of loans of $129,000.

Non-interest Expense

Total non-interest expense increased $596,000, or 87.8%, for the three months ended December 31, 2009 compared to the prior year period.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $408,000, or 99.8%, over the prior year period and an increase in other operating expenses of $198,000, or 101.0%.

Total non-interest expense increased $801,000, or 56.1%, for the six months ended December 31, 2009 compared to the prior year period.  The increase was primarily due to an increase of $623,000, or 77.3%, in compensation and benefits expense, an increase in other operating expense of $144,000, and the decrease of $133,000 in the recognition of merger and stock issuance costs. The increase in all non-interest expense categories for the three and six month periods ended December 31, 2009 are primarily attributable to the hiring of new personnel and operating costs of new and expanding commercial loan activities.

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

The increase in compensation and benefits expense was a result of normal compensation increases including stock options and recognition and retention plan expense and the hiring of additional commercial loan officers and Home Federal's President and Chief Operating Officer.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $15,000 and $32,000, respectively, for the three months ended December 31, 2009 and 2008, and $29,000 and $63,000, respectively, for the six months ended December 31, 2009 and 2008.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three and six months ended December 31, 2009, the Company recognized franchise and bank shares tax expense of $37,000 and $75,000, respectively.

Income Taxes

Income taxes amounted to $128,000 and $72,000 for the three months ended December 31, 2009 and 2008, respectively, resulting in effective tax rates of 34.0% for both periods. Income taxes amounted to $258,000 and $128,000 for the six months ended December 31, 2009 and 2008, respectively, resulting in an effective tax rate of 34.0% for both periods.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $1.3 million at December 31, 2009.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At December 31, 2009, Home Federal Bank had $42.5 million in advances from the Federal Home Loan Bank of Dallas.

At December 31, 2009, Home Federal Bank had outstanding loan commitments of $11.1 million to originate loans. At December 31, 2009, certificates of deposit scheduled to mature in less than one year, totaled $40.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At December 31, 2009, Home Federal Bank exceeded each of its capital requirements with ratios of 17.36%, 17.36% and 43.42%, respectively.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements

At December 31, 2009, the Bank did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)            Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2009 – October 31, 2009	--	$--	--	95,130
Month #2 November 1, 2009 – November 30, 2009	1,493	8.32	1,493	93,637
Month #3 December 1, 2009 – December 31, 2009	--	--	--	93,637
Total	1,493	$8.32	1,493	93,637
_____________________
Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:	February 16, 2010	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

Date:	February 16, 2010	By:	/s/ Clyde D. Patterson
Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(principal financial officer)