Form 10-Q
period 2010-03-31
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2010-05-14
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

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
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of May 14, 2010: The registrant had 3,348,237 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,212,862 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2010	June 30, 2009
ASSETS	(In Thousands)

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $12,486 and $8,508 for March 31, 2010 and June 30, 2009, respectively)	$15,384	$10,007
Securities Available-for-Sale	69,186	92,647
Securities Held-to-Maturity	2,157	2,184
Loans Held for Sale	3,453	1,277
Loans Receivable, Net	76,634	46,948
Accrued Interest Receivable	541	543
Premises and Equipment, Net	3,087	982
Other Assets	373	178
Total Assets	$170,815	$154,766
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	$102,803	$86,146
Advances from Borrowers for Taxes and Insurance	115	137
Advances from Federal Home Loan Bank of Dallas	34,035	35,997
Other Accrued Expenses and Liabilities	1,289	1,082
Deferred Tax Liability	485	94
Total Liabilities	138,727	123,456

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares
Authorized; None Issued and Outstanding	--	--
Common stock - 8,000,000 shares of $.01 par value
authorized; 3,558,958 shares issued; 3,348,237
shares and 3,373,464 shares outstanding at
March 31, 2010 and June 30, 2009, respectively	14	14
Additional paid-in capital	13,643	13,608
Treasury Stock, at Cost – 210,721 Shares at March 31,
2010; 185,494 Shares at June 30, 2009	(2,094)	(1,887)
Unearned ESOP Stock	(840)	(883)
Unearned RRP Trust Stock	(145)	(269)
Retained Earnings	20,277	20,288
Accumulated Other Comprehensive Income	1,233	439

Total Stockholders’ Equity	32,088	31,310

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,815	$154,766

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans, Including Fees	$1,304	$502	$3,532	$1,540
Investment Securities	17	23	53	94
Mortgage-Backed Securities	933	1,417	3,090	4,009
Other Interest-Earning Assets	3	1	7	21
Total Interest Income	2,257	1,943	6,682	5,664

INTEREST EXPENSE
Deposits	544	572	1,678	1,884
Federal Home Loan Bank Borrowings	298	367	941	1,026
Total Interest Expense	842	939	2,619	2,910
Net Interest Income	1,415	1,004	4,063	2,754

PROVISION FOR LOAN LOSSES	--	--	--	--
Net Interest Income after
Provision for Loan Losses	1,415	1,004	4,063	2,754

NON-INTEREST (LOSS) INCOME
Gain on Sale of Loans	193	1	322	1
Gain on Sale of Investments	308	113	494	146
Impairment charge on investment securities	(627)	--	(627)	--
Other Income	15	7	39	27
Total Non-Interest (Loss) Income	(111)	121	228	174

NON-INTEREST EXPENSE
Compensation and Benefits	921	432	2,350	1,238
Occupancy and Equipment	111	51	291	141
Data Processing	31	19	77	55
Audit and Professional Fees	132	73	309	183
Franchise and Bank Shares Tax	38	38	113	113
Merger and Stock Issuance Costs	--	--	--	133
Other Expense	199	99	520	276
Total Non-Interest Expense	1,432	712	3,660	2,139
(Loss) Income Before Income Taxes	(128)	413	631	789

PROVISION FOR INCOME TAX EXPENSE	164	140	422	268
Net (Loss) Income	$(292)	$273	$209	$521

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.09)	$0.08	$0.06	$0.16
Diluted	$(0.09)	$0.08	$0.06	$0.16

DIVIDENDS DECLARED	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Nine Months Ended
	March 31,
	2010	2009
	(In Thousands)

Net Income	$209	$521

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the Period	1,290	4,046
Reclassification Adjustment for Gains Included in Net Income	(496)	(233)

Total Other Comprehensive Income	794	3,813

Total Comprehensive Income	$1,003	$4,334

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
				(In Thousands)

BALANCE – JUNE 30, 2008	$14	$13,567	$(940)	$(395)	$20,071	$(1,809)	$(2,634)	$27,874

Net Income	--	--	--	--	521	--	--	521
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	3,813	3,813

RRP Shares Earned	--	--	--	126	--	--	--	126

Stock Options Vested	--	43	--	--	--	--	--	43

ESOP Compensation Earned	--	(12)	43	--	--	--	--	31

Dividends Declared	--	--	--	--	(224)	--	--	(224)

Acquisition of Treasury Stock	--	--	--	--	--	(49)	--	(49)

BALANCE – MARCH 31, 2009	$14	$13,598	$(897)	$(269)	$20,368	$(1,858)	$1,179	$32,135

BALANCE – JUNE 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	--	--	--	--	209	--	--	209
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available- for-Sale, Net of Tax Effects	--	--	--	--	--	--	794	794

RRP Shares Earned	--	--	--	124	--	--	--	124

Stock Options Vested	--	43	--	--	--	--	--	43

ESOP Compensation Earned	--	(8)	43	--	--	--	--	35

Dividends Declared	--	--	--	--	(220)	--	--	(220)
Acquisition of Treasury Stock	--	--	--	--	--	(207)	--	(207)

BALANCE – MARCH 31, 2010	$ 14	$ 13,643	$ (840)	$ (145)	$20,277	$(2,094)	$1,233	$32,088

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$209	$521
Adjustments to Reconcile Net Income to Net
Cash (Used in) Provided by Operating Activities
Net Amortization and Accretion on Securities	(259)	(208)
Gain on Sale of Investments	(494)	(146)
Amortization of Deferred Loan Fees	(166)	(11)
Impairment charge on investment securities	627	--
Depreciation of Premises and Equipment	82	43
ESOP Expense	35	31
Stock Option Expense	43	43
Recognition and Retention Plan Expense	93	94
Deferred Income Tax	(18)	(11)
Gain on Sale of Loans	(322)	(1)
Changes in Assets and Liabilities
Loans Held-for-Sale – Originations	(40,003)	(10,229)
Loans Held-for-Sale – Principal Repayments	38,150	10,015
Accrued Interest Receivable	2	(30)
Other Operating Assets	(208)	(6)
Other Operating Liabilities	238	325

Net Cash (Used in) Provided by Operating Activities	(1,991)	430

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(29,711)	(285)
Deferred Loan Fees Collected	204	10
Acquisition of Premises and Equipment	(2,187)	(140)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	12,997	6,697
Principal Payments on Mortgage-backed Securities	11,791	8,319
Purchases of Securities	--	(24,269)
Activity in Held-to-Maturity Securities
Principal Payments on Mortgage-Backed Securities	60	96
Purchases of Securities	(32)	(608)
Proceeds from Disposition of Foreclosed Real Estate	--	42
Net Cash Used in Investing Activities	$(6,878)	$(10,138)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	$16,657	$1,466
Proceeds from Federal Home Loan Bank Advances	19,500	45,950
Repayments of Advances from Federal Home Loan Bank	(21,462)	(36,831)
Net Decrease in Mortgage-Escrow Funds	(22)	(86)
Dividends Paid	(220)	(224)
Acquisition of Treasury Stock	(207)	(49)
Stock Purchase Deposits Received	--	4,556
Stock Purchase Deposits Refunded	--	(8,131)

Net Cash Provided by Financing Activities	14,246	6,651

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,377	(3,057)

CASH AND CASH EQUIVALENTS - BEGINNING
OF PERIOD	10,007	7,363

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,384	$4,306

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$2,649	$2,889
Income Taxes Paid	177	--
Market Value Adjustment for Gain on Securities
Available-for-Sale	1,203	5,778

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”). These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the nine month period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2010.

The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”).  The FASB established the Codification as the source of authoritative accounting principles effective for interim and annual periods ended on or after September 15, 2009.  Prior FASB standards are no longer being referenced by the FASB, and the Company adopted the Codification as of September 30, 2009.  The adoption did not have an impact on our financial position or results of operations.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010.  In preparing these financial statements, the Company evaluated subsequent events through the date these financial statements were issued.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations

On January 18, 2005, the Bank completed its reorganization to the mutual holding company form of organization and formed the Company to serve as the mid-tier stock holding company for the Bank.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.8% of our outstanding common stock at March 31, 2010.  Home Federal Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three banking offices and one agency office, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.  As of March 31, 2010, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

Note 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees.  Net nonrefundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method.  Interest income on contractual loans receivable is recognized on the accrual method.  Unearned discount on property improvement and automobile loans is deferred and amortized on the interest method over the life of the loan.

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

Note 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed Certificates	$3, 164	$104	$--	$3,268
FNMA Mortgage-Backed Certificates	62,247	1,765	3	64,009
GNMA Mortgage-Backed Certificates	120	1	--	121

Total Debt Securities	65,531	1,870	3	67,398

Equity Securities
244,550 Shares, AMF ARM Fund	1,788	--	--	1,788

Total Securities Available-for-Sale	$67,319	$1,870	$3	$69,186

Securities Held-to-Maturity:

Debt Securities
GNMA Mortgage-Backed Certificates	$213	$19	$--	$232
FNMA Mortgage-Backed Certificates	78	2	--	80
FHLMC Mortgage-Backed Certificates	28	2	--	30

Total Debt Securities	319	23	--	342

Equity Securities (Non-Marketable)
18,385 Shares - Federal Home Loan Bank	1,838	--	--	1,838

Total Securities Held-to-Maturity	$2,157	$23	$--	$2,180

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	SECURITIES (Continued)

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	(In Thousands)

Debt Securities
FHLMC Mortgage-Backed Certificates	$14,237	$333	$10	$14,560
FNMA Mortgage-Backed Certificates	75,194	1,197	166	76,225
GNMA Mortgage-Backed Certificates	136	1	2	135

Total Debt Securities	89,567	1,531	178	90,920

Equity Securities
244,550 Shares, AMF ARM Fund	2,415	--	688	1,727

Total Securities Available-for-Sale	$91,982	$1,531	$866	$92,647

Securities Held-to-Maturity:

Debt Securities
GNMA Mortgage-Backed Certificates	$260	$10	$--	$270
FNMA Mortgage-Backed Certificates	88	1	--	89
FHLMC Mortgage-Backed Certificates	30	--	--	30

Total Debt Securities	378	11	--	389

Equity Securities (Non-Marketable)
18,064 Shares - Federal Home Loan Bank	1,806	--	--	1,806

Total Securities Held-to-Maturity	$2,184	$11	$--	$2,195

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.     SECURITIES (Continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2010, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year or Less	$ --	$ --	$ --	$ --
One through Five Years	--	--	18	18
After Five through Ten Years	693	704	131	139
Over Ten Years	64,838	66,694	170	185

Total	$ 65,531	$ 67,398	$ 319	$ 342

For the nine months ended March 31, 2010 and 2009, proceeds from the sale of securities available-for-sale amounted to $13.0 million and $6.7 million, respectively.  Gross realized gains amounted to $494,000 and $146,000, respectively.

The following tables show information pertaining to gross unrealized losses on securities available-for-sale at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position.  There were no unrealized losses on securities held-to-maturity at March 31, 2010 or June 30, 2009.

March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available-for-Sale:		(In Thousands)
Debt Securities
Mortgage-Backed Securities	$ --	$ --	$ 3	$ 1,679
Marketable Equity Securities	--	--	--	--

Total Securities
Available-for-Sale	$ --	$ --	$ 3	$ 1,679

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

No impairment charges were recognized on investment securities during the year ended June 30, 2009. Impairment charges of approximately $627,216 were recognized during the three months ended March 31, 2010.  These impairment charges were taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $1.8 million at March 31, 2010, based on our determination that the investment was other-than-temporarily impaired.  This determination for the fund, the AMF Ultra Short Mortgage Fund, was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. We intend to continue to hold this fund and it is possible that additional impairment charges will be recorded in subsequent periods.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by agencies of the U.S. government.  Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, securities with a carrying value of $3.5 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $37.1 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.LOANS RECEIVABLE

Loans receivable at March 31, 2010 and June 30, 2009, are summarized as follows:

	March 31, 2010	June 30, 2009
	(In Thousands)
Loans Secured by Mortgages on Real Estate:
Secured by One-to-Four Family Residences	$39,735	$22,106
Commercial - Real Estate Secured	11,203	7,855
Construction	5,791	338
Secured by Other Properties	10,948	4,884
Total Mortgage Loans	67,677	35,183

Commercial Loans	5,966	6,590
Consumer and Other Loans:
Equity and Second Mortgage	3,162	4,914
Loans on Savings Accounts	251	359
Equity Lines of Credit	165	451
Automobile Loans	27	40
Total Consumer and Other Loans	3,605	5,764
Total Loans	77,248	47,537

Less: Allowance for Loan Losses	(453)	(466)
Unamortized Loan Fees	(161)	(123)

Net Loans Receivable	$76,634	$46,948

An analysis of the allowance for loan losses for the three and nine months ended March 31, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(In Thousands)

Balance - Beginning of Period	$453	$226	$466	$235
Provision for Loan Losses	--	--	--	--
Loan Charge-Offs	--	--	(13)	(9)

Balance - End of Year	$453	$226	$453	$226

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    EARNINGS (LOSS) PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three and nine month periods ended March 31, 2010 and 2009 were calculated as follows:
	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net (Loss) Income	$(292)	$(292)	$273	$273
Weighted average shares outstanding	3,242	3,242	3,260	3,260
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,242	3,242	3,260	3,260

(Loss) Earnings per share	$(0.09)	$(0.09)	$0.08	$0.08

	Nine Months Ended March 31, 2010		Nine Months Ended March 31, 2009
	Basic	Diluted	Basic	Diluted
	(In Thousands, Except Per Share Data)

Net Income	$209	$209	$521	$521
Weighted average shares outstanding	3,248	3,248	3,257	3,257
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,248	3,248	3,257	3,257

Earnings per share	$0.06	$0.06	$0.16	$0.16

For the three months ended March 31, 2010 and 2009, there were weighted-average outstanding options to purchase 158,134 and 169,290 shares, respectively, and for the nine months ended March 31, 2010 and 2009, there were weighted-average outstanding options to purchase 158,134 and 169,676 shares, respectively, at $9.85 per share. For the three and nine months ended March 31, 2010, the options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market value price of the common shares during the periods.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.      RECOGNITION AND RETENTION PLAN

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) for the benefit of directors, officers, and employees as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totals 69,756 shares.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the nine months ended March 31, 2010, 12,611 shares vested and were released from the Recognition Plan Trust and 14,893 shares remained in the Recognition Plan Trust at March 31, 2010. As of March 31, 2010, 2,290 Recognition Plan shares had been forfeited and are available for future grant.

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

Note 6.       STOCK OPTION PLAN

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

On August 18, 2005, the Company granted 174,389 options to directors and key employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of March 31, 2010, 16,255 stock options had been forfeited and are available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718 Compensation – Stock Compensation.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.     FAIR VALUE ACCOUNTING

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

Note 7.      FAIR VALUE ACCOUNTING (Continued)

Off-Balance Sheet Credit-Related Instruments

Fair values for outstanding mortgage loan commitments to lend are based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements, customer credit quality, and changes in lending rates.  The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements.  Accordingly, no fair value estimate is provided for these instruments.

At March 31, 2010 and June 30, 2009, the carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2010		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In Thousands)
Financial Assets
Cash and Cash Equivalents	$15,384	$15,384	$10,007	$10,007
Securities Available-for-Sale	69,186	69,186	92,647	92,647
Securities to be Held-to-Maturity	2,157	2,180	2,184	2,195
Loans Held-for-Sale	3,453	3,453	1,277	1,277
Loans Receivable	76,634	81,186	46,948	50,461
Accrued Interest Receivable	541	541	543	543

Financial Liabilities
Deposits	102,803	105,219	86,146	88,314
Accrued Interest Payable	127	127	157	157
Advances from Borrowers	115	115	137	137
Advances from FHLB	34,035	34,413	35,997	37,088

Off-Balance Sheet Liabilities
Mortgage Loan Commitments	--	212	--	69

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

Note 7.       FAIR VALUE ACCOUNTING (Continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.      FAIR VALUE ACCOUNTING (Continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2010 and June 30, 2009 are as follows:

March 31, 2010

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities	$--	$67,398	$67,398
Equity Securities	1,788	--	1,788

Total	$1,788	$67,398	$69,186

June 30, 2009

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(In Thousands)
Available-for-Sale
Debt Securities	$--	$90,920	$90,920
Equity Securities	1,727	--	1,727

Total	$1,727	$90,920	$92,647

Note 8.      RECENT ACCOUNTING PRONOUNCEMENTS

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

Note 8.      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010

At March 31, 2010, total assets amounted to $170.8 million, compared to $154.8 million at June 30, 2009, an increase of approximately $16.0 million, or 10.4%.  The increase in assets was primarily due to an increase in loans of $31.9 million, or 66.1%, and an increase in cash and cash equivalents of $5.4 million, or 53.7%, partially offset by a decrease in investment securities of $23.5 million, or 24.8%.

The increase in loans was primarily due to an increase in commercial lending. Commercial real estate loans increased to $11.2 million at March 31, 2010 compared to $7.9 million at June 30, 2009. The decrease in securities was caused by securities sold amounting to $24.4 million, and normal principal paydowns.

The Company’s total liabilities amounted to $138.7 million at March 31, 2010 an increase of approximately $15.3 million, or 12.4%, compared to total liabilities of $123.5 million at June 30, 2009. This increase was primary due to an increase in deposits of $16.7 million, or 19.3%, from $86.1 million at June 30, 2009 to $102.8 million at March 31, 2010. This increase was partially offset by a $2.0 million, or 5.5%, decrease in advances from the Federal Home Loan Bank.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Stockholders’ equity increased $778,000, or 2.5%, to $32.1 million at March 31, 2010 compared to $31.3 million at June 30, 2009.  This increase was primarily the result of the change in the Company’s accumulated other comprehensive income associated with securities available-for-sale of $794,000, the recognition of net income of $209,000 for the nine months ended March 31, 2010, and the distribution of shares associated with the Company’s Recognition and Retention Plan of $124,000.  These increases were offset by dividends of $220,000 paid during the nine months ended March 31, 2010, and the acquisition of treasury shares of $207,000.

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At March 31, 2010, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three and Nine Month Periods Ended March 31, 2010 and 2009

General

The Company’s net loss amounted to $292,000 for the three months ended March 31, 2010, compared to net income of $273,000 for the same period in 2009, a decrease in net income of $565,000, for the period.  The net loss reported for the three months ended March 31, 2010 was primarily due to the recognition of a $627,000 (pre-tax) non-cash impairment charge taken with respect to the Company’s $2.4 million investment in a mutual fund, and increased compensation and other operating expenses as the Company hired additional employees while expanding its office and branch network. The impairment charge reflects the determination that the decline in fair value in such investment was other than temporary. While the determination that the mutual fund investment was impaired resulted in the reporting of a net loss for the quarter ended March 31, 2010, it had only minimal impact on stockholders’ equity since the majority of the impairment charge was previously reflected as an unrealized loss on available for sale securities. The decrease was partially offset by an increase in net interest income of $411,000, or 40.9%, and an increase of $387,000, in gain on sale of investments and loans.

For the nine months ended March 31, 2010, net income amounted to $209,000, compared to $521,000 for the same period in 2009, a decrease of $312,000, or 59.9%.  The decrease resulted primarily from a $1.5 million, or 71.1%, increase in non-interest expense, and a $154,000, or 57.5%, increase in income tax expense.  These increases were partially offset by a $1.3 million, or 47.5%, increase in net interest income, and a $54,000, or 31.0%, increase in non-interest income. Similar to the increases in non-interest expense and net interest income for the quarter ended March 31, 2010, the increase in non-interest expense was primarily due to an increase in compensation and benefits expense as well as additional marketing expense. The increase in net interest income for the nine month period was primarily due to an increase in interest income and fees from loans combined with a decrease in the Company’s cost of funds.

Net Interest Income

Net interest income for the three months ended March 31, 2010, was $1.4 million, an increase of $411,000, or 40.9%, in comparison to $1.0 million for the three months ended March 31, 2009.  This increase was primarily due to an increase of $314,000 in total interest income and a decrease of $97,000 in the Company’s cost of funds, consisting of deposits and Federal Home Loan Bank borrowings. The increase in total interest income was primarily due to an increase in interest income generated from mortgage loans of $802,000, partially offset by decreases in interest income on investment securities and mortgage-backed securities of $6,000 and $484,000, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net interest income for the nine months ended March 31, 2010, was $4.1 million, an increase of $1.3 million, or 47.5%, in comparison to $2.8 million for the nine months ended March 31, 2009.  This increase was primarily due to an increase of $1.0 million in total interest income, and a decrease of $291,000 in total interest expense. The increase in total interest income was primarily due to an increase in interest income generated from mortgage loans of $2.0 million, partially offset by decreases in interest income generated from investment securities and mortgage-backed securities of $41,000 and $919,000, respectively.

The Company’s average interest rate spread was 3.04% and 2.89%, respectively, for the three and nine months ended March 31, 2010, compared to 2.00% and 1.83%, respectively, for the three and nine months ended March 31, 2009.  The Company’s net interest margin was 3.47% and 3.37%, respectively, for the three and nine months ended March 31, 2010, compared to 2.68% and 2.55%, respectively, for the three and nine months ended March 31, 2009.  The increase in net interest income and net interest margin is attributable primarily to the decrease in interest expense on interest-bearing liabilities, and average costs associated with deposits and advances from the Federal Home Loan Bank, and a substantial increase in interest income from mortgage loans offset by smaller decreases in investment securities income.  Net interest income increased primarily due to the increase in volume of average interest earning assets and is reflected in the increase of the average interest rate spread, which remained relatively stable during the period.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by Home Federal Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to Home Federal’s market area and other factors related to the collectibility of Home Federal Bank’s loan portfolio, no provisions for loan losses were made during the three and nine months ended March 31, 2010 and 2009.  The Bank’s allowance for loan losses was $452,809, or 0.57% of total loans, at March 31, 2010 compared to $225,629, or 0.76% of total loans, at March 31, 2009.  At March 31, 2010, Home Federal Bank had one non-performing loan with a balance of $15,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

Non-interest Income

Total non-interest income reflected a loss of $111,000 for the three months ended March 31, 2010, compared to income of $121,000 for the same period in 2009, a decrease in income of $232,000. This decrease was primarily due to the recognition of an impairment loss on an equity investment in a mutual fund in the amount of $627,000 as discussed above, partially offset by increases in gain on sales of loans and securities amounting to $192,000 and $195,000, respectively.

Total non-interest income amounted to $228,000 for the nine months ended March 31, 2010, compared to $174,000 for the same period in 2009, an increase of $54,000, or 31.0%.  The increase was primarily due to an increase of $669,000, in gain on sales of loans and securities, partially offset by the investment impairment loss recognized of $627,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Non-interest Expense

Total non-interest expense increased $720,000, or 101.1%, for the three months ended March 31, 2010 compared to the same period in 2009.  The increase in non-interest expense was primarily due to an increase in compensation and benefits expense of $489,000, or 113.2%, for the three months ended March 31, 2010 over the same period in 2009 and an increase in audit and professional fees of $59,000, or 80.8%.  Other non-interest expenses increased $100,000 for the three months ended March 31, 2010 over the same period in 2009.

The increase in compensation and benefits expense was primarily attributable to the hiring of new personnel and operating costs of new and expanding commercial loan activities.  The increase in audit and professional fees was a due to increases in the Company’s legal costs during the three months ended March 31, 2010.  The increase in other non-interest expense is a result of increases in various general and administrative expense categories, such as printing and office supplies expense, advertising, and automobile expense.

Total non-interest expense increased $1.5 million, or 71.1%, for the nine months ended March 31, 2010, compared to the same period in 2009.  The increase was primarily due to an increase of $1.1 million, or 89.8%, in compensation and benefits expense, an increase of $150,000, or 106.4%, in occupancy and equipment expense, and an increase in other operating expense of $244,000.

On August 11, 2008, the board of directors of Home Federal Bancorp, Inc. of Louisiana terminated the stock offering in connection with the conversion of Home Federal Mutual Holding Company of Louisiana and the acquisition of a local financial institution that was contingent on the completion of the offering. The recognition of merger and stock issuance expense in the amount of $133,000 for the nine months ended March 31, 2009 was a result of this action.

The increase in compensation and benefits expense was a result of new personnel hires and normal compensation increases, including stock option and recognition and retention plan expenses for the three and nine months ended March 31, 2010. Compensation expense recognized by the Company for its Stock Option Plan and Recognition and Retention Plan amounted to $14,000 and $31,000, respectively, for the three months ended March 31, 2010, and $43,000 and $93,000, respectively, for the nine months ended March 31, 2010.

The increase in occupancy and equipment expense was primarily due to an increase in office lease expense of approximately $19,000 for the nine months ended March 31, 2010, compared to the same period in 2009, an increase in office furniture and equipment expense and depreciation of approximately $92,000 for the nine months ended March 31, 2010, compared to the same period in 2009, and an increase in building maintenance and depreciation of $37,000 for the nine months ended March 31, 2010, compared to the same period in 2009. The increase in lease expense was due primarily to additional lease space the Bank acquired in order to accommodate the new lending personnel hired in the third quarter ended March 31, 2010.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three and nine months ended March 31, 2010, the Company recognized franchise and bank shares tax expense of $38,000 and $113,000, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

Income taxes amounted to $164,000 and $140,000 for the three months ended March 31, 2010 and 2009, respectively, resulting in effective tax rates of 128.1% and 33.9%, respectively. Income taxes amounted to $422,000 and $268,000 for the nine months ended March 31, 2010 and 2009, respectively, resulting in effective tax rates of 66.9% and 34.0%, respectively. Effective income tax rates for the three and nine months ended March 31, 2010, reflect management’s position that a full tax benefit from the investment impairment loss of $627,000 recognized during the quarter ended March 31, 2010, may ultimately not be realized. A deferred tax benefit valuation allowance of $205,000 was recorded to recognize the estimated tax benefit that may be lost in the event that this loss is not fully deductible for tax purposes. Current income tax expense was increased $205,000 as a result of the valuation allowance.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $6.6 million at March 31, 2010.

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provide an additional source of funds.  At March 31, 2010, Home Federal Bank had $34.0 million in advances from the Federal Home Loan Bank of Dallas.

At March 31, 2010, Home Federal Bank had outstanding loan commitments of $21.2 million to originate loans.  At March 31, 2010, certificates of deposit scheduled to mature in less than one year, totaled $39.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with the Company, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.

Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At March 31, 2010, Home Federal Bank exceeded each of its capital requirements with ratios of 17.33%, 17.33% and 39.82%, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2010, the Bank did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable.

(b)Not applicable.

(c)    Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	-	$-	-	93,637
February 1, 2010 – February 28, 2010	-	-	-	93,637
March 1, 2010 – March 31, 2010	-	-	-	93,637
Total	-	$-	-	93,637

Notes to this table:

(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program") on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program does not have an expiration date.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Date:	May 14, 2010	By:	/s/Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

/s/Clyde D. Patterson
Date:	May 14, 2010	By:	Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(principal financial officer)