Form 10-K
period 2010-06-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2010-09-03
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010
OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51117
HOME FEDERAL BANCORP, INC. OF LOUISIANA

(Exact name of registrant as specified in its charter)

Federal	86-1127166

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

624 Market Street, Shreveport, Louisiana	71101

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:	(318) 222-1145

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:
Common Stock (par value $.01 per share)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐     No ☒
As of September 1, 2010, the aggregate value of the 852,000 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes an aggregate of 352,000 shares held by all directors and executives officers of the Registrant, the Registrant’s Employee Stock Ownership Plan (“ESOP”), and Employees’ Savings and Profit Sharing Plan (“401(k) Plan”), and 2.1 million shares held by Home Federal Mutual Holding Company of Louisiana as a group, was approximately $8.3 million. This figure is based on the closing sales price of $9.70 per share of the Registrant’s Common Stock on September1, 2010. Although directors and executive officers, the ESOP, RRP and 401(k) Plan were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
Number of shares of Common Stock outstanding as of September 1, 2010: 3,343,601
DOCUMENTS INCORPORATED BY REFERENCE
Set forth below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1)	Portions of the Annual Report to Shareholders are incorporated into Part II, Items 5 through 8 and Part IV, Item 15 of this Form 10-K.

(2)	Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

Home Federal Bancorp Inc. of Louisiana
Form 10-K
For the Year Ended June 30, 2010

i

PART I
Item 1. Business

Market Area

Home Federal Bancorp’s primary market area for loans and deposits is in northwest Louisiana, particularly Caddo Parish and neighboring communities in Bossier Parish, which are located in the Shreveport-Bossier City metropolitan statistical area.

Shreveport and Bossier City are located in northern Louisiana on Interstate 20, approximately fifteen miles from the Texas state border and 185 miles east of Dallas Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry also supports a significant number of the service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. According to the U.S. Census Bureau, Caddo Parish and Bossier Parish had estimated populations of approximately 254,000 and 111,000 people, respectively, in 2009. Between 2000 and 2009, the population of Caddo Parish grew 0.6% and Bossier Parish grew 13.4%, compared to an increase in the overall population of Louisiana of 6.5% for the same period.

In 2008, the median household income in Caddo Parish and Bossier Parish was $37,000 and $49,000, respectively. According to the U.S. Department of Labor, the unemployment rate as of June 2010 was 8.4% in Caddo Parish and 6.3% in Bossier Parish, compared to 7.0% for the entire state of Louisiana and 9.5% nationwide.

The Shreveport-Bossier City metropolitan statistical area is considered the economic and healthcare center for northwest Louisiana, east Texas and southwest Arkansas. The primary employers in our market area are the Louisiana Department of Civil Service, Barksdale Air Force Base, Louisiana State University Medical Center and the Willis-Knighton Health System. The gaming industry also supports service sector employment.

General.  On January 18, 2005, Home Federal Bank, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana to serve as the stock holding company for Home Federal Bank. In connection with the reorganization, Home Federal Bancorp sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. Home Federal Bank also issued 60% of its then outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares. As of June 30, 2010, Home Federal Mutual Holding Company held 63.8% of Home Federal Bancorp’s issued and outstanding common stock. Home Federal Bank is a federally chartered, stock savings bank and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. Effective April 8, 2009, Home Federal Savings and Loan Association changed its name to Home Federal Bank.

Services are provided to Home Federal Bank’s customers by three branch offices and one agency office, all of which are located in the City of Shreveport, Louisiana. The area served by Home Federal Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. Home Federal Bank has purchased packages of single family loans for its portfolio from a mortgage originator in Arkansas that are secured by properties primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi, however, no such purchases were made during fiscal 2009 or 2010. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent.

Home Federal Bancorp’s only business activities are to hold all of the outstanding common stock of Home Federal Bank. Home Federal Bancorp is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the issuance of additional shares of common stock to raise capital or to support mergers or acquisitions and borrowing funds for reinvestment in Home Federal Bank.

Home Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of Home Federal Bank. At the present time, Home Federal Bancorp employs only persons who are officers of Home Federal Bank to serve as officers of Home Federal Bancorp and may also use the support staff of Home Federal Bank from time to time. These persons are not separately compensated by Home Federal Bancorp.

Pursuant to the regulations under Sections 23A and 23B of the Federal Reserve Act, Home Federal Bank and Home Federal Bancorp have entered into an expense sharing agreement. Under this agreement, Home Federal Bancorp will reimburse Home Federal Bank for the time that employees of Home Federal Bank devote to activities of Home Federal Bancorp, the portion of the expense of the annual independent audit attributable to Home Federal Bancorp and all expenses attributable to Home Federal Bancorp’s public filing obligations under the Securities Exchange Act of 1934. If Home Federal Bancorp commences any significant activities other than holding all of the outstanding common stock of Home Federal Bank, Home Federal Bancorp and Home Federal Bank will amend the expense sharing agreement to provide for the equitable sharing of all expenses of such other activities that may be attributable to Home Federal Bancorp.

Home Federal Bank is a federally chartered savings and loan association located in Shreveport, Louisiana, which is the parish seat of Caddo Parish. Home Federal Bank’s business consists primarily of attracting deposits from the general public and using those funds to invest in securities and originate single-family and consumer loans. Historically, Home Federal Bank has been a traditional thrift institution with an emphasis on fixed-rate long-term single-family residential first mortgage loans. As part of implementing our business strategy, we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and, to a lesser extent commercial business loans, in the last half of fiscal 2009. We recently hired senior management officers with significant commercial lending experience in our market area. Commercial real estate loans and lines of credit were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. In July 2009, Home Federal Bank began offering security brokerage and advisory services through its agency office located in Shreveport, Louisiana.

Competition.  We face significant competition both in attracting deposits and in making loans. Our most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in the primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, we face significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities. We do not rely upon any individual group or entity for a material portion of our deposits. Our ability to attract and retain deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Lending Activities

General.  At June 30, 2010, our net loan portfolio amounted to $93.1 million, representing approximately 50.3% of total assets at that date. Historically, our principal lending activity was the origination of one- to four-family residential loans. At June 30, 2010, one- to four-family residential loans amounted to $36.3 million, or 38.7% of the total loan portfolio. As part of our desire to diversify the loan portfolio, we began to offer commercial real estate loans and commercial business loans in fiscal 2009, which amounted to $15.4 million and $9.5 million, respectively, at June 30, 2010.

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

A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. In addition, upon application the Office of Thrift Supervision permits a savings institution to lend up to an additional 15% of unimpaired capital and surplus to one borrower to develop domestic residential housing units. At June 30, 2010, our regulatory limit on loans-to-one borrower was $4.6 million and the five largest loans or groups of loans-to-one borrower, including related entities, aggregated $4.4 million, $4.2 million, $3.9 million, $3.8 million and $2.9 million. Each of our five largest loans or groups of loans was originated with strong guarantor support to known borrowers in our market area and performing in accordance with its terms at June 30, 2010. For our largest loan to one borrower, during fiscal 2010 we utilized the higher limit applicable for domestic residential housing units upon approval by the Office of Thrift Supervision. The $4.4 million group of loans is to a limited partnership established by the Housing Authority of Bossier City, Louisiana. The loans are secured by a first mortgage lien on real estate and low to moderate income rental units in Bossier City, Louisiana as well as a conditional assignment of rents.

Loans to or guaranteed by general obligations of a state or political subdivision are not subject to the foregoing lending limits.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	June 30,
	2010		2009
		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family residential(1)	$36,257	38.65%	$22,106	46.50%
Commercial-real estate secured:
Owner occupied	14,550	15.51	8,193	17.24
Non-owner occupied	872	0.93	—	—

Total commercial-real estate secured	15,422	16.44	8,193	17.24

Multi-family residential	9,079	9.68	4,884	10.27
Commercial business	9,454	10.08	3,904	8.21
Land	8,442	9.00	2,348	4.94
Construction	7,793	8.31	338	0.71
Home equity loans and second mortgage loans	2,963	3.16	4,914	10.34
Equity lines of credit	4,069	4.33	451	0.95

Total real estate loans	93,479	99.65	47,138	99.16

Non-real estate loans:
Savings accounts	285	0.30	359	0.76
Automobile	48	0.05	40	0.08

Total non-real estate loans	333	0.35	399	0.84

Total loans	93,812	100.00%	47,537	100.00%

Less:
Allowance for loan losses	(489)		(466)
Deferred loan fees	(267)		(123)

Net loans receivable(1)	$93,056		$46,948

(1)	Does not include loans held for sale amounting to $13.4 million and $1.3 million at June 30, 2010 and June 30, 2009, respectively.

Origination of Loans.  Our lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily from existing customers and referrals from existing customers. Written loan applications are taken by one of our loan officers. The loan officer also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. As a matter of practice, we obtain independent outside appraisals on substantially all of our loans although we may prepare an in-house valuation depending on the characteristics of the loan and the profile of the borrower. Under our lending policy, a title opinion must be obtained for each real estate loan. We also require fire and extended coverage casualty insurance in order to protect the properties securing the real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Residential loans up to $417,000, the Fannie Mae conforming loan limit for single-family mortgage loans for 2010, must be approved by our Residential Loan Committee which currently consists of the Chief Executive Officer, the President, the Chief Financial

Officer, the Senior Vice President Mortgage Lending and the Vice President of Lending. Residential loans in excess of $417,000 must be approved by the board of directors. Commercial real estate secured loans and lines of credit and commercial business loans up to $1.0 million must be approved by the President or the Chief Executive Officer, up to $2.0 million by both the President and the Chief Executive Officer, up to $3.0 million by the Commercial Loan Committee and in excess of $3.0 million by the Executive Loan Committee. In accordance with past practice, all loans are ratified by our board of directors.

Historically, we purchased loans from a mortgage originator secured by single-family housing primarily located in predominantly rural areas of Texas and to a lesser extent, Tennessee, Arkansas, Alabama, Louisiana and Mississippi. No such mortgage loans were purchased during fiscal 2009 or fiscal 2010. The loans were generally secured by rural properties and the seller retained servicing rights. Although the loans were originated with fixed-rates, Home Federal Bank receives an adjustable-rate of interest equal to the Federal Housing Finance Board rate, with rate floors and ceilings of approximately 5.0% and 8.0%, respectively. Under the terms of the loan agreements, the seller must repurchase any loan that becomes more than 90 days delinquent. At June 30, 2010, we had approximately $8.8 million of such loans in our portfolio with an average age of approximately seven years.

In recent periods, we have originated and sold substantially all of our fixed-rate conforming mortgages to correspondent banks. For the year ended June 30, 2010, we originated $113.8 million of one- to four-family residential loans and sold $71.6 million of such loans. Our residential loan originations primarily consist of rural development, FHA and VA loans.

The following table shows total loans originated, sold and repaid during the periods indicated.

	Year Ended June 30,
	2010	2009
	(In thousands)

Loan originations:
One- to four-family residential	$113,753	$32,160
Commercial — real estate secured (owner occupied and non-owner occupied)	8,645	8,217
Multi-family residential	7,780	—
Commercial business	12,877	2,770
Land	7,561	3,502
Construction	11,569	339
Home equity loans and lines of credit and other consumer	6,488	3,702

Total loan originations	168,673	50,690
Loans purchased	—	—

Total loan originations and loans purchased	168,673	50,690
Loans sold	(71,554)	(16,157)
Loan principal repayments	(50,844)	(15,609)

Total loans sold and principal repayments	(122,398)	(31,766)
Increase (decrease) due to other items, net(1)	(167)	(239)

Net increase in loan portfolio	$46,108	$18,685

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans held for sale at year end.

Although federal laws and regulations permit savings institutions to originate and purchase loans secured by real estate located throughout the United States, we concentrate our lending activity in our primary market area in Caddo Parish, Louisiana and the surrounding area. Subject to our loans-to-one borrower limitation, we are permitted to invest without limitation in residential mortgage loans and up to 400% of our capital in loans secured by non-residential or commercial real estate. We also may invest in secured and unsecured consumer loans in an amount not exceeding 35% of total assets. This 35% limitation may be exceeded for certain types of consumer loans, such as home equity and property improvement loans secured by residential real property. In addition, we may invest up to 10% of our total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes. At June 30, 2010, we were within each of the above lending limits.

During fiscal 2010 and 2009, we sold $71.6 million and $16.2 million of loans, respectively. We recognized gain on sale of loans of $644,000 during fiscal 2010 and $1,567 during fiscal 2009. Loans were sold during these periods primarily to other financial institutions. Such loans were sold against forward sales commitments with servicing released and without recourse after a certain amount of time, typically 90 days. The loans sold primarily consisted of long-term, fixed rate residential real estate loans. These loans were originated during a period of historically low interest rates and were sold to reduce our interest rate risk. We will continue to sell loans in the future to the extent we believe the interest rate environment is unfavorable and interest rate risk is unacceptable.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of June 30, 2010, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

							Home
							Equity Loans
							and Lines
	One- to	Commercial	Multi-				of Credit
	Four-Family	Real Estate	Family	Commercial			and Other
	Residential	Secured	Residential	Business	Land	Construction	Consumer	Total
	(In thousands)

Amounts due after June 30, 2010 in:
One year or less	$1,275	$1,071	$115	$2,882	$3,398	$4,355	$2,862	$15,958
After one year through two years	1,419	520	3,909	846	4,735	2,751	245	14,425
After two years through three years	2,414	434	—	1,354	—	—	83	4,285
After three years through five years	13,198	11,770	633	4,080	309	687	4,042	34,719
After five years through ten years	1,258	1,230	—	292	—	—	133	2,913
After ten years through fifteen years	1,529	—	788	—	—	—	—	2,317
After fifteen years	15,164	397	3,634	—	—	—	—	19,195

Total	$36,257	$15,422	$9,079	$9,454	$8,442	$7,793	$7,365	$93,812

The following table sets forth the dollar amount of all loans, before net items, due after June 30, 2010 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)

One-to four-family residential	$27,351	$8,906	$36,257
Commercial — real estate secured	15,422	—	15,422
Multi-family residential	9,079	—	9,079
Commercial business	9,454	—	9,454
Land	8,442	—	8,442
Construction	7,793	—	7,793
Home equity loans and lines of credit and other consumer	7,365	—	7,365

Total	$84,906	$8,906	$93,812

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

One- to Four-Family Residential Real Estate Loans.  At June 30, 2010, $36.3 million, or 38.7%, of the total loan portfolio, before net items, consisted of one- to four-family residential loans.

The loan-to-value ratio, maturity and other provisions of the loans made by us generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by us. Our current lending policy on one- to four-family residential loans generally limits the maximum loan-to-value ratio to 90% or less of the appraised value of the property although we will lend up to a 100% loan-to-value ratio with private mortgage insurance. These loans are amortized on a monthly basis with principal and interest due each month, with terms not in excess of 30 years and generally include “due-on-sale” clauses.

At June 30, 2010, $27.4 million, or 75.4%, of our one- to four-family residential mortgage loans were fixed-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Our fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation, and other investors in the secondary mortgage market. Consistent with our asset/liability management, we have sold a significant portion of our long-term, fixed rate loans over the past two years.

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

Commercial and Multi-Family Residential Loans — General.  In February 2009, we hired three commercial loan officers, including our President, Mr. Barlow, with over 12 years of commercial banking experience, particularly in the local Shreveport market. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in its market area to known borrowers.

Commercial Real Estate Loans.  As of June 30, 2010, Home Federal Bank had outstanding $15.4 million of loans secured by commercial real estate. It is the current policy of Home Federal Bank to lend in a first lien position on real property occupied as a commercial business property. Home Federal Bank offers fixed and variable rate mortgage loans. Home Federal Bank’s commercial real estate loans are limited to a maximum of 85% of the appraised value and have terms up to 15 years, however, the terms are generally no more than 5 years with amortization periods of 20 years or less. It is our policy that commercial real estate secured lines of credit are limited to a maximum of 85% of the appraised value of the property and shall not exceed 3 to 5 year amortizations.

Multi-Family Residential Loans.  At June 30, 2010, we had outstanding approximately $9.1 million of multi-family residential loans. Our multi-family residential loan portfolio includes income producing properties of 50 or more units and low income housing developments. We obtain personal guarantees on all properties other than those of the public housing authority for which they are not permitted.

Commercial Business Loans.  In conjunction with our introduction of loans and lines of credit secured by commercial real estate, we initiated non-real estate secured commercial lending. At June 30, 2010, we had outstanding approximately $9.5 million of non-real estate secured commercial loans. The business lending products we offer include lines of credit, inventory financing and equipment loans. Commercial business loans and lines of credit carry more credit risk than other types of commercial loans. We attempt to limit such risk by making loans predominantly to small- and mid-sized businesses located within our market area and having the loans personally guaranteed by the principals involved. We have established underwriting standards in regard to business loans which set forth the criteria for sources of repayment, borrower’s capacity to repay, specific financial and collateral margins and financial enhancements such as guarantees. Generally, the primary source of repayment is cash flow from the business and the financial strength of the borrower.

Land Loans.  As of June 30, 2010, land loans were $8.4 million, or 9.0% of the total loan portfolio. Land loans include land which has been acquired for the purpose of development and unimproved land. Our loan policy provides for loan-to-value ratios of 50% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years with longer amortizations. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by requiring personal guarantees and identifying other secondary source of repayment for the land loan other than the sale of the collateral. It is our practice to only originate a limited amount of loans for speculative development to borrowers with whom our lenders have a prior relationship.

Construction Loans.  At June 30, 2010, we had outstanding approximately $7.8 million of construction loans which included loans for the construction of residential and commercial property. Our residential construction loans typically have terms of 6 to eleven months with a takeout letter from Home Federal for the permanent mortgage. Our commercial construction loans include owner occupied commercial properties, pre-sold property and speculative office property. As of June 30, 2010, we held $3.4 million of speculative construction loans, $2.3 million of which related to speculative office condominium projects, which are limited to eight units at any one time.

Home Equity and Second Mortgage Loans.  At June 30, 2010, we held $3.0 million of home equity and second mortgage loans compared to $4.9 million of home equity and second mortgage loans at June 30, 2009. These loans are secured by the underlying equity in the borrower’s residence. We do not require that we hold the first mortgage on the properties that secure the second mortgage loans. The amount of our second mortgage loans generally cannot exceed a loan-to-value ratio of 90% after taking into consideration the first mortgage loan. These loans are typically three-to-five year balloon loans with fixed rates and terms that will not exceed 10 years and contain an on-demand clause that allows us to call the loan in at any time.

Equity Lines of Credit.  We offer lines of credit secured by a borrower’s equity in real estate which loans amounted to $4.1 million, or 4.3% of the total loan portfolio, at June 30, 2010. The rates and terms of such lines of credit depend on the history and income of the borrower, purpose of the loan and collateral. Lines of credit will not exceed 90% of the value of the equity in the collateral.

Non-real Estate Loans — General.  We are authorized to make loans for a wide variety of personal or consumer purposes. We originate consumer loans in order to accommodate our customers and because such loans generally have shorter terms and higher interest rates than residential mortgage loans. The consumer loans we offer consist of loans secured by deposit accounts with us, automobile loans and other unsecured loans.

Non-real estate loans generally have shorter terms and higher interest rates than residential mortgage loans, and generally entail greater credit risk than residential mortgage loans, particularly those loans secured by assets that depreciate rapidly, such as automobiles, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.

We offer loans secured by deposit accounts held with us, which loans amounted to $285,000, or .30% of the total loan portfolio, at June 30, 2010. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on the loan is equal to the interest rate paid on the account plus 2%. These loans typically are payable on demand with a maturity date of one year.

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

Asset Quality

General.  During fiscal 2010, we engaged a third party to review loans, policies, and procedures. The scope of the services to be provided includes credit underwriting, adherence to our loan policies as well as regulatory policies, and recommendations regarding reserve allocations. We expect to have such reviews done annually.

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

Real estate and other assets we acquire as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. We held no real estate owned at June 30, 2010 and June 30, 2009.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	June 30, 2010				June 30, 2009
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

One- to four-family residential	4	$265	1	$15	1	$75	2	$349
Commercial — real estate secured	—	—	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Construction	—	—	1	345	—	—	—	—
Home equity loans and lines of credit and other consumer	—	—	—	—	—	—	—	—

Total delinquent loans	4	$265	2	$360	1	$75	2	$349

Delinquent loans to total net loans		0.28%		0.39%		0.16%		0.74%
Delinquent loans to total loans		0.28%		0.38%		0.16%		0.73%

Non-Performing Assets.  The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have accruing loans 90 days or more past due, real estate owned or troubled debt restructurings at either of the dates indicated.

	June 30,
	2010	2009
	(Dollars in thousands)

Non-accruing loans:
One- to four-family residential	$15	$349
Commercial — real estate secured	—	—
Multi-family residential	—	—
Commercial business	—	—
Land	—	—
Construction	345	—
Home equity loans and lines of credit and other consumer	—	—

Total non-accruing loans	360	349

Accruing loans 90 days or more past due	—	—
Total non-performing loans(1)	360	349

Real estate owned, net	—	—

Total non-performing assets	$360	$349

Total non-performing loans as a percent of loans, net	0.39%	0.74%
Total non-performing assets as a percent of total assets	0.19%	0.23%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Classified Assets.  Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved. At June 30, 2010, we held $227,000 of assets classified special mention and $563,000 classified as substandard. The classified assets are related to one mutual fund investment, three mortgage loans and one construction loan.

Allowance for Loan Losses.  At June 30, 2010, our allowance for loan losses amounted to $489,000. The allowance for loan losses is maintained at a level believed, to the best of our knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. We are primarily engaged in originating single-family residential loans. Our management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Our management analyzes the probability of the correction of the substandard loans’ weaknesses and the extent of any known or inherent losses that we might sustain on them. During the fiscal year 2010, we recorded a provision for loan losses of $36,000 as compared to $240,000 recorded for the fiscal year 2009. The 2010 provision reflects our estimate to maintain the allowance for loan losses at a level to cover probable losses inherent in the loan portfolio.

The increase in the provision for fiscal year 2010 reflects the increased risk associated with our commercial lending (both real estate secured and non-real estate secured), as well our consideration of the downturn in the national economy. As noted previously, total non-performing assets increased by approximately $11,000 over the prior year.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented. We had $13,000 and $9,000 of loan charge-offs during fiscal 2010 and 2009, respectively.

	At or for the Year Ended
	June 30,
	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period	$93,812	$47,537
Average loans outstanding	77,879	32,630
Allowance for loan losses, beginning of period	$466	$235
Provision for loan losses	36	240
Charge-offs	(13)	(9)

Allowance for loan losses, end of period	$489	$466

Allowance for loan losses as a percent of non-performing loans	135.83%	133.52%
Allowance for loan losses as a percent of loans outstanding	0.52%	0.98%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	June 30,
	2010		2009
		Loan		Loan
		Category		Category
	Amount of	as a % of	Amount of	as a % of
	Allowance	Total Loans	Allowance	Total Loans
	(Dollars in thousands)

One- to four-family residential	$30	38.65%	$29	46.50%
Commercial real estate	95	16.44	91	17.23
Multi-family residential	70	9.68	67	10.27
Commercial business	140	10.08	133	8.21
Land	75	9.00	71	4.94
Construction	74	8.31	71	0.71
Home equity loans and lines of credit and other consumer	5	7.85	4	12.13

Total	$489	100.00%	$466	100.00%

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

The following table sets forth certain information relating to our investment securities portfolio at the dates indicated.

	June 30,
	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Securities Held-to-Maturity:
FHLB stock	$1,840	$1,840	$1,806	$1,806
Mortgage-backed securities	298	323	378	389

Total Securities Held-to-Maturity	2,138	2,163	2,184	2,195

Securities Available-for-Sale:
Corporate securities	1,538	1,559	2,415	1,727
Mortgage-backed securities	58,974	62,129	89,567	90,920

Total Securities Available-for-Sale	60,512	63,688	91,982	92,647

Total Investment Securities	$62,650	$65,851	$94,166	$94,842

The following table sets forth the amount of investment securities which contractually mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2010. The amounts reflect the fair value of our securities at June 30, 2010.

	Amounts at June 30, 2010 which Mature in
			Over One
		Weighted	Year	Weighted	Over Five	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield
	(Dollars in thousands)

Bonds and other debt securities:
Mortgage-backed securities	$8	6.08%	$5	6.41%	$866	3.52%	$61,573	4.95%
Equity securities(1):
ARM Fund	—	—	—	—	—	—	1,559	3.54
FHLB stock	—	—	—	—	—	—	1,840	.37

Total investment securities and FHLB stock	$8	6.08%	$5	6.41%	$866	3.52%	$64,972	4.78%

(1)	None of the listed equity securities has a stated maturity.

Our investment in equity securities consists primarily of FHLB stock and a $1.5 million (book value) investment in an adjustable-rate mortgage fund (referred to as the ARM Fund). The fair value of the ARM Fund has traditionally correlated with the interest rate environment. At June 30, 2010, the unrealized gain on this investment was $21,000. During fiscal 2010, we evaluated our position in the ARM Fund to determine if the impairment was other than temporary. Based on the assessment of the underlying assets of the ARM Fund, as well our ability and intent to hold the investment until it recovers its value, we determined that the investment’s impairment was other than temporary resulting in an impairment charge against earning of $627,000. Management will continue to monitor its investment portfolio to determine whether any investment securities which have unrealized losses should be considered other than temporarily impaired.

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

Our mortgage-backed securities consist of Ginnie Mae securities (“GNMA”), Freddie Mac securities (“FHLMC”) and Fannie Mae securities (“FNMA”). Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2010 and 2009.

	June 30,
	2010	2009
	(In thousands)

Fixed rate:
GNMA	$205	$251
FHLMC	2,812	14,087
FNMA	58,004	75,301
Total fixed rate	61,021	89,639
Adjustable rate:
GNMA	128	155
FNMA	881	1,013
FHLMC	422	502
Total adjustable-rate	1,431	1,670

Total mortgage-backed securities	$62,452	$91,309

Information regarding the contractual maturities and weighted average yield of our mortgage-backed securities portfolio at June 30, 2010 is presented below. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities. The amounts reflect the fair value of our mortgage-backed securities at June 30, 2010.

	Amounts at June 30, 2010 which Mature in
		Weighted	Over One	Weighted		Weighted
	One Year	Average	through	Average	Over	Average
	or Less	Yield	Five Years	Yield	Five Years	Yield
	(In thousands)

Fixed rate:
GNMA	$8	6.08%	$—	—%	$197	7.99%
FHLMC	—	—	—	—	2,812	5.00
FNMA	—	—	—	—	58,004	4.99

Total fixed-rate	8	6.08	—	—	61,013	5.00%

Adjustable rate:
GNMA	—	—	—	—	128	3.14%
FNMA	—	—	5	6.41	876	3.26
FHLMC	—	—	—	—	422	3.27

Total adjustable-rate	—	—	5	6.41	1,426	3.25

Total	$8	6.08%	$5	6.41%	$62,439	4.93%

The following table sets forth the purchases, sales and principal repayments of our mortgage-backed securities during the periods indicated.

	At or For the
	Year Ended June 30,
	2010	2009
	(Dollars in thousands)

Mortgage-backed securities at beginning of period	$89,945	$98,407
Purchases	—	24,253
Repayments	(14,555)	(13,957)
Sales	(16,420)	(19,048)
Amortizations of premiums and discounts, net	302	290

Mortgage-backed securities at end of period	59,272	89,945

Weighted average yield at end of period	4.95%	5.09%

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

Deposits.  We attract deposits principally from residents of Louisiana and particularly from Caddo Parish and Bossier Parish. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We have not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit. With the introduction of commercial lending in fiscal 2009, we commenced a policy of requiring commercial loan customers to have a deposit account relationship with us. This policy resulted in a significant increase in NOW accounts in fiscal 2010.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	June 30,
	2010		2009
		Percent of		Percent of
	Amount	Total Deposits	Amount	Total Deposits
	(Dollars in thousands)

Certificate accounts:
0.00% - 0.99%	$12	0.01%	$134	0.14%
1.00% - 1.99%	30,309	25.75	11,970	13.90
2.00% - 2.99%	16,734	14.22	13,030	15.13
3.00% - 3.99%	17,497	14.86	21,405	24.85
4.00% - 4.99%	7,865	6.68	12,990	15.08
5.00% - 5.99%	1,473	1.25	3,272	3.80

Total certificate accounts	73,890	62.77	62,801	72.90

Transaction accounts:
Savings	5,266	4.47	6,056	7.03
NOW	18,130	15.40	8,537	9.91
Money market	20,436	17.36	8,752	10.16

Total transaction accounts	43,832	37.23	23,345	27.10

Total deposits	$117,722	100.00%	$86,146	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended June 30,
	2010			2009
			Average			Average
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in thousands)

Savings	$5,588	$23	0.41%	$5,653	$26	0.46%
NOW	11,523	22	0.19	7,896	21	0.27
Money market	14,377	183	1.27	4,268	38	0.89
Certificates of deposit	67,981	2,010	2.96	61,780	2,378	3.85

Total deposits	$99,469	$2,238	2.25%	$79,597	$2,463	3.09%

The following table shows our savings flows during the periods indicated.

	Year Ended June 30,
	2010	2009
	(In thousands)

Total deposits at beginning of period	$86,146	$78,359
Net deposits (withdrawals)	30,059	6,212
Interest credited	1,517	1,575

Total increase in deposits	$31,576	$7,787

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at June 30, 2010.

	Balance at June 30, 2010
	Maturing in the 12 Months Ending June 30,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In thousands)

0.00% - 0.99%	$12	$—	$—	$—	$12
1.00% - 1.99%	29,338	971	—	—	30,309
2.00% - 2.99%	3,173	11,359	1,732	471	16,735
3.00% - 3.99%	1,851	1,059	3,728	10,858	17,496
4.00% - 4.99%	3,474	2,932	1,401	58	7,865
5.00% - 5.99%	521	751	201		1,473

Total certificate accounts	$38,369	$17,072	$7,062	$11,387	$73,890

The following table shows the maturities of our certificates of deposit in excess of $100,000 at June 30, 2010 by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in thousands)

September 30, 2010	$3,928	2.61%
December 31, 2010	4,771	1.75
March 31, 2011	1,965	2.36
June 30, 2011	3,663	1.89
After June 30, 2011	9,808	2.96

Total certificates of deposit with balances in excess of $100,000	$24,135	2.45%

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

As of June 30, 2010, we were permitted to borrow up to an aggregate total of $92.6 million from the Federal Home Loan Bank of Dallas. We had $31.5 million and $36.0 million of Federal Home Loan Bank advances outstanding at June 30, 2010 and 2009, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended June 30,
	2010	2009
	(Dollars in thousands)

FHLB advances:
Average balance outstanding	$35,529	$35,853
Maximum amount outstanding at any month-end during the period	42,542	41,134
Balance outstanding at end of period	31,507	35,997
Average interest rate during the period	3.43%	3.84%
Weighted average interest rate at end of period	3.47%	3.81%

At June 30, 2010, $9.6 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.45% at June 30, 2010.

The following table shows maturities of Federal Home Loan Bank advances at June 30, 2010, for the years indicated:

Years Ended June 30,	Amount
(In thousands)

2011	$9,616
2012	11,422
2013	5,907
2014	1,915
2015	236
Thereafter	2,411

Total	$31,507

Subsidiaries

At June 30, 2010, the Company had one subsidiary, the Bank. The Bank’s only subsidiary at such date was Metro Financial Services, Inc., an inactive, wholly-owned subsidiary.

Employees

Home Federal Bank had 39 full-time employees and 3 part-time employees at June 30, 2010. None of these employees are covered by a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Home Federal Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Home Federal Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Home Federal Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

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

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding Home Federal Bank, Home Federal Mutual Holding Company and Home Federal Bancorp will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. See “— Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Home Federal Bank that are currently under the jurisdiction of the Office of Thrift Supervision will transfer to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to Home Federal Bancorp and Home Federal Mutual Holding Company, as savings and loan holding companies that are currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve Board.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Home Federal Bank, Home Federal Mutual Holding Company and Home Federal Bancorp. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bank:

•	The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency and the authority of the other remaining bank regulatory agencies restructured. The federal thrift charter will be preserved under the jurisdiction of the Office of the Comptroller of the Currency.

•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Home Federal Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Home Federal Bancorp and Home Federal Mutual Holding Company:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges, which do not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Home Federal Bancorp and Home Federal Mutual Holding Company

Upon completion of the conversion and offering, Home Federal Bancorp, the proposed new holding company which is a Louisiana corporation, will be a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and will be subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. The existing federally chartered holding company, which also is named Home Federal Bancorp, currently is a registered savings and loan holding company. In addition, because Home Federal Bank is a subsidiary of a savings and loan holding company, it is, and will continue to be, subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

Holding Company Acquisitions.  Home Federal Bancorp and Home Federal Mutual Holding Company are savings and loan holding companies under the Home Owners’ Loan Act, as amended, and are registered with the Office of Thrift Supervision. The proposed new holding company will also be required to register as a savings and loan holding company after the conversion and offering. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

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

Restrictions Applicable to Home Bancorp and Home Federal Mutual Holding Company.  Because Home Federal Bancorp and Home Federal Mutual Holding Company operate under federal charters issued by the Office of Thrift Supervision under Section 10(o) of the Home Owners’ Loan Act, they are permitted to engage only in the following activities:

•	investing in the stock of a savings institution;

•	acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•	investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•	the permissible activities described below for non-grandfathered savings and loan holding companies.

Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the Office of Thrift Supervision prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Home Federal Bank will be required to notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

If a mutual holding company or a mutual holding company subsidiary holding company acquires, is acquired by, or merges with another holding company that engages in any impermissible activity or holds any impermissible investment, it has a period of two years to cease any non-conforming activities and divest any non-conforming investments. As of the date hereof, neither Home Federal Mutual Holding Company nor Home Federal Bancorp was engaged in any non-conforming activities and neither had any non-conforming investments.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws.  Home Federal Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. Home Federal Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. We have filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 for our common stock to be issued in the conversion and offering. If our new common stock is listed on the Nasdaq Global Market, our common stock will be deemed registered under Section 12(b) of the Securities and Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and our Plan of Conversion and reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering.

The Sarbanes-Oxley Act.  As a public company, Home Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Home Federal Bank

General.  Home Federal Bank is subject to the regulation of the Office of Thrift Supervision, as its primary federal regulator and the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board. Following the conversion and offering, Home Federal Bank will continue to be subject to the rules and regulations of these same regulators.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For noninterest bearing transaction deposit accounts, including accounts swept from a noninterest bearing transaction account into a noninterest bearing savings deposit account, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. Home Federal Bank participates in the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operation.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $65,000. In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $326,000. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Home Federal Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Home Federal Bank’s deposit insurance.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of Thrift Supervision capital standards require savings institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of Thrift Supervision’s regulation, the most highly-rated banks are those that the Office of Thrift Supervision determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital)

must equal at least 8.0% of “risk-weighted” assets. The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Home Federal Bank had no intangible assets at June 30, 2010. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Home Federal Bank’s regulatory capital.

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

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At June 30, 2010, Home Federal Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.47%, 16.47% and 33.67%, respectively.

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

	Total Risk-Based	Tier 1 Risk-Based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital

Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

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

At June 30, 2010, Home Federal Bank was deemed a well capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of Thrift Supervision. In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution, which would otherwise be permitted by Office of Thrift Supervision regulations, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Alliance Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Qualified Thrift Lender Test.  All savings institution subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test. Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

•	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

•	Establishing any new branch office unless allowable for a national bank; and

•	Paying dividends unless allowable for a national bank.

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At June 30, 2010, Home Federal Bank believes that it meets the requirements of the QTL test.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Home Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Home Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Home Federal Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at June 30, 2010, was in compliance with the above restrictions.

Anti-Money Laundering.  All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Home Federal Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System.  Home Federal Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At June 30, 2010, Home Federal Bank had $31.5 million of Federal Home Loan Bank advances and $61.1 million available on its credit line with the Federal Home Loan Bank.

As a member, Home Federal Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At June 30, 2010, Home Federal Bank had $1.8 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At June 30, 2010, Home Federal Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Home Federal Bancorp, Home Federal Mutual Holding Company and Home Federal Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Home Federal Bank’s tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Home Federal Bank reports income and expenses on the accrual method of accounting and used a June 30 tax year in 2009 for filing its federal income tax return.

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

(c) 50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors
     Not applicable.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties

We currently conduct business from our main office, two full-service banking offices and one agency office located in Shreveport, Louisiana. The following table sets forth certain information relating to Home Federal Bank’s offices and two parcels of land for future branch offices at June 30, 2010.

			Net Book Value	Amount of
Description/Address	Leased/Owned		of Property	Deposits
			(In thousands)

Building
624 Market Street Shreveport, LA	Owned		$241	$45,241
Building/ATM
6363 Youree Dr. Shreveport, LA	Owned	(1)	328	51,497
Building/ATM
9300 Mansfield Rd., Suite 101 Shreveport, LA	Leased		—	20,984
Agency Office
6425 Youree Drive, Suite 100 Shreveport, LA	Leased		—	—
Lot 2
River Crest, Unit #1 Bossier Parish, LA	Owned		436	—
Lot
2555 Viking Drive Bossier City, LA	Owned		1,526	—

(1)	The building is owned but the land is subject to an operating lease which was renewed on November 30, 2008 for a five year period.
Item 3. Legal Proceedings
     Home Federal Bancorp and Home Federal Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Home Federal Bancorp’s common stock is quoted on the OTC Bulletin Board under the symbol “HFBL.”

Presented below is the high and low bid information for Home Federal Bancorp’s common stock and cash dividends declared for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Information relating to bid quotations has been obtained from the Nasdaq Stock Market, Inc.

	Stock Price per Share		Cash Dividends
Quarter Ended:	High Bid	Low Bid	per Share

Fiscal 2010:
June 30, 2010	$9.00	$7.55	$0.06
March 31, 2010	8.55	8.55	0.06
December 31, 2009	8.55	7.25	0.06
June 30, 2009	7.75	6.25	0.06
Fiscal 2009:
June 30, 2009	7.50	5.60	0.06
March 31, 2009	7.00	5.60	0.06
December 31, 2008	7.15	5.00	0.05
September 30, 2008	9.30	6.85	0.05

At September 3, 2010, Home Federal Bancorp had approximately 149 shareholders of record.
The information for all equity based and individual compensation arrangements is incorporated by reference from Item 11 hereof.
(b)	Not applicable.

(c)	The following table presents information regarding the Company’s stock repurchase program. The Company did not repurchase any shares of common stock during the fourth quarter of fiscal 2010:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
Month #1 April 1, 2010 — April 30, 2010		$		93,637
Month #2 May 1, 2010 — May 31, 2010	—	—	—	93,637
Month #3 June 1, 2010 — June 30, 2010	—	—	—	93,637

Total	—	$		93,637

Notes to this table:
(a)	On August 26, 2008, the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the “program”) on August 13, 2008.

(b)	The Company was authorized to repurchase 10% or 125,000 of the outstanding shares other than shares held by Home Federal Mutual Holding Company.

(c)	The program does not have an expiration date.
Item 6. Selected Financial Data

Set forth below is selected consolidated financial and other data of Home Federal Bancorp. The information at or for the years ended June 30, 2010 and 2009 is derived in part from the audited financial statements that appear in this Form 10-K. The information at or for the years ended June 30, 2008, 2007 and 2006, is also derived from audited financial statements that do not appear in this Form 10-K.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Selected Financial and Other Data:
Total assets	$185,145	$154,766	$137,715	$118,785	$114,000
Cash and cash equivalents	8,837	10,007	7,363	3,972	4,930
Securities available for sale	63,688	92,647	96,324	83,752	83,694
Securities held to maturity	2,138	2,184	1,688	1,408	1,425
Loans held-for-sale	13,403	1,277	852
Loans receivable, net	93,056	46,948	28,263	26,689	20,866
Deposits	117,722	86,146	78,359	77,710	71,279
Federal Home Loan Bank advances	31,507	35,997	26,876	12,368	13,417
Total Stockholders’ equity	33,365	31,310	27,874	27,812	28,539

	As of or for the Year Ended June 30,
	2010	2009	2008	2007	2006

Selected Operating Data:
Total interest income	$9,169	$7,596	$7,004	$6,590	$5,664
Total interest expense	3,458	3,838	3,968	3,448	2,433

Net interest income	5,711	3,758	3,036	3,142	3,231
Provision for loan losses	36	240	—	1	—

Net interest income after provision for loan losses	5,675	3,518	3,036	3,141	3,231
Total non-interest income	864	363	198	240	145
Total non-interest expense(1)	5,196	3,113	3,359	2,417	2,415

Income (loss) before income tax expense (benefit)	1,343	768	(125)	964	961
Income tax expense (benefit)	673	253	(43)	327	327

Net income (loss)	$670	$515	$(82)	$637	$634

Earnings (loss) per share of common stock:
Basic	$0.21	$0.16	$(0.03)	$0.19	$0.19
Diluted	$0.21	$0.16	$(0.03)	$0.19	$0.19

(Footnotes on following page)

	As of or for the Year Ended June 30,
	2010	2009	2008	2007	2006

Selected Operating Ratios(2):
Average yield on interest-earning assets	5.59%	5.21%	5.39%	5.69%	5.35%
Average rate on interest-bearing liabilities	2.56	3.32	4.00	3.84	2.98
Average interest rate spread(3)	3.03	1.89	1.39	1.85	2.37
Net interest margin(3)	3.48	2.58	2.33	2.71	3.05
Average interest-earning assets to average interest-bearing liabilities	121.43	126.37	131.06	128.93	129.49
Net interest income after provision for loan losses to non-interest expense	109.22	113.01	90.38	129.95	133.82
Total non-interest expense to average assets	3.08	2.09	2.52	2.00	2.14
Efficiency ratio(4)	79.46	80.21	103.87	71.49	71.53
Return on average assets	0.40	0.35	(0.06)	0.53	0.56
Return on average equity	2.09	1.70	(0.25)	2.13	2.10
Average equity to average assets	18.98	20.35	24.83	24.82	26.81
Dividend payout ratio	43.73	57.86	—	52.90	49.37
Asset Quality Ratios(5):
Non-performing loans as a percent of total loans receivable	0.38%	0.72%	—%	0.46%	—%
Non-performing assets as a percent of total assets	0.19	0.23	0.04	0.10	—
Allowance for loan losses as a percent of total loans receivable	0.52	0.98	0.82	0.92	1.11
Net charge-offs to average loans receivable	0.02	0.03	—	—	—
Allowance for loan losses as a percent of non-performing loans	135.83	133.52	—	202.59	—
Bank Capital Ratios(5):
Tangible capital ratio	16.47%	18.93%	20.21%	22.79%	23.48%
Core capital ratio	16.47	18.93	20.21	22.79	23.48
Total capital ratio	33.67	54.77	73.08	80.63	87.78
Other Data:
Full service offices	4	4	3	3	3
Employees (full-time)	39	22	17	17	17

(1)	Includes merger and stock issuance related expense of $133,000 and $883,000 for the years ended June 30, 2009 and 2008, respectively.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General

Our profitability depends primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, investment securities and interest-earning deposits in other institutions, and interest expense on interest-bearing deposits and borrowings from the Federal Home Loan Bank of Dallas. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. Our profitability also depends, to a lesser extent, on non-interest income, provision for loan losses, non-interest expenses and federal income taxes. Home Federal Bancorp, Inc. of Louisiana had net income of $670,000 in fiscal 2010 and net income of $515,000 in fiscal 2009.

Historically, our business consisted primarily of originating single-family real estate loans secured by property in our market area. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction, commercial business and consumer loans. During fiscal 2009, we hired three commercial loan officers and began to offer commercial real estate loans, commercial business loans and real estate secured lines of credit which typically have higher rates and shorter terms than single-family loans. Although our loans continue to be primarily funded by certificates of deposit, which typically have a higher interest rate than passbook accounts, it is now our policy to require commercial customers to have a deposit relationship with us, which has increased our balance of NOW accounts in recent periods. The combination of these factors has resulted in higher interest rate spreads in fiscal 2010. Due to the low interest rate environment, we have sold substantially all of our fixed rate single-family residential loan originations in recent periods. We have also sold investment securities as available-for-sale to realize gains in the portfolio. Because of a decrease in our cost of funds and the volume increase of interest earning assets, our net interest margin increased during fiscal 2010 and our net interest income increased to $5.7 million for fiscal 2010 as compared to $3.8 million for fiscal 2009. We expect to continue to emphasize consumer and commercial lending in the future in order to improve the yield on our portfolio. In July, 2009, we began offering security brokerage and advisory services at our new agency office through Tipton Wealth Management. In the future, we expect to continue to diversify our services by adding an annuity product at our branch offices and brokered certificates of deposit also offered through Tipton Wealth Management.

During fiscal 2008, Home Federal Bancorp entered into an Agreement and Plan of Merger with First Louisiana Bancshares, Inc., pursuant to which Home Federal Bancorp would acquire First Louisiana Bancshares and its wholly-owned subsidiary, First Louisiana Bank. Simultaneously with the adoption of the Agreement and Plan of Merger, Home Federal Mutual Holding Company adopted a Plan of Conversion and Reorganization whereby Home Federal Mutual Holding Company would convert from the mutual holding company form of organization to the fully public stock holding company form of organization and offer shares of a new holding company to its members and the general public in a subscription and community offering. At the close of the offering period in August 2008, as a result of market conditions at that time, the orders received were not sufficient to reach the required minimum of the offering range. As a result, Home Federal Bancorp’s second-step conversion and offering terminated and, as of August 14, 2008, Home Federal Bancorp and First Louisiana Bancshares mutually agreed to terminate the Agreement and Plan of Merger. Completion of the merger was contingent on completion of the second-step conversion. During fiscal 2009, Home Federal Bancorp incurred related merger and stock issuance expenses of $133,000.

Home Federal Bancorp’s operations and profitability are subject to changes in interest rates, applicable statutes and regulations and general economic conditions, as well as other factors beyond our control.

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Following the conversion and offering, we expect to:

•	Continue to Grow and Diversify Our Loan Portfolio by, among other things, emphasizing our origination of commercial real estate and business loans. Home Federal Bancorp’s traditional lending activity historically had been concentrated on the origination of single-family residential loans and, to a lesser degree, consumer loans. Beginning in 2009, we hired three senior commercial loan officers to develop a loan portfolio more consistent with that of a community bank. At June 30, 2010, our commercial real estate loans amounted to $15.4 million, or 16.4% of the total loan portfolio, compared to $8.2 million, or 17.2% at June 30, 2009. Our commercial business loans at June 30, 2010 amounted to $9.5 million or 10.1% of the total loan portfolio compared to $3.9 million, or 8.2% at June 30, 2009. Commercial real estate, commercial business, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single-family residential mortgage loans. We plan to continue to grow and diversify our loan portfolio, and we intend to continue to grow our holdings of commercial real estate and business loans. In addition, the net proceeds to be received from the conversion and offering will increase our loan-to-one borrower limits, which will permit us to originate and retain larger balance, commercial real estate and business loans.

•	Diversify Our Products and Services. We intend to continue to emphasize increasing the amount of our commercial business products to provide a full-service banking relationship to our commercial customers. We have also introduced mobile and Internet banking and remote deposit capture, to better serve our commercial clients. Additionally, we have developed new deposit products focused on expanding our deposit base to new types of customers.

•	Managing Our Expenses. In recent periods, we have incurred significant additional expenses related to personnel and infrastructure. While our total non-interest expense increased $2.1 million in fiscal 2010 compared to 2009, we expect such increases will moderate in the future.

•	Enhancing Core Earnings. We expect to improve our interest rate spread by emphasizing commercial real estate and business loans which generally bear interest rates higher than residential real estate loans and selling most of our fixed rate residential mortgage loan originations. The weighted average yield on our loan portfolio for the year ended June 30, 2010 was 6.7% and average interest rate spread for the year ended June 30, 2010 was 3.0% as compared to 1.9% for the year ended June 30, 2009. Likewise, we have increased the amount of low cost deposits including non-interest-bearing checking accounts which resulted in a reduction in Home Federal Bancorp’s weighted average cost of its deposits, the primary component of its interest expense for fiscal 2010.

•	Expanding Our Franchise in our Market Area and Contiguous Communities. We intend to pursue opportunities to expand our market area by opening additional de novo banking offices and possibly, through acquisitions of other financial institutions and banking related businesses (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus on contiguous areas to our current locations in Caddo and Bossier Parishes. Our first branch office in North Bossier is expected to open in October 2010 and may develop a site in South Bossier in the future.

•	Maintain Our Asset Quality. At June 30, 2010, our non-performing assets totaled $360,000 or 0.19% of total assets. We had no real estate owned or troubled debt restructurings at June 30, 2010. We intend to continue to stress maintaining high asset quality after the conversion and offering even as we continue to grow our institution and diversity our loan portfolio. Home Federal Bancorp does not, nor has it in the past, originated or purchased sub-prime mortgage loans.

•	Cross-Selling Products and Services and Emphasizing Local Decision. We have promoted cross-selling products and services in our branch offices and emphasized our local decision making and streamlined loan approval process. We presently have two full-time loan underwriters at Home Federal Bank.

Critical Accounting Policies

In reviewing and understanding financial information for Home Federal Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in this document. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our consolidated balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of their examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

Changes in Financial Condition

Home Federal Bancorp’s total assets increased $30.4 million, or 19.6%, to $185.1 million at June 30, 2010 compared to $154.8 million at June 30, 2009. This increase was primarily due to an increase in loans receivable and loans held-for-sale of $58.2 million, an increase in premises and equipment of $2.1 million, a decrease in available-for-sale securities of $29.0 million, and a decrease in cash and cash equivalents of $1.2 million, compared to the prior year period.

Loans receivable, net increased $46.2 million, or 98.5%, from $46.9 million at June 30, 2009 to $93.1 million at June 30, 2010. The increase in loans receivable, net was attributable primarily to increases in commercial real estate and commercial business loans, land loans and construction loans which in the aggregate totaled $41.1 million at June 30, 2010 compared to $14.8 million at June 30, 2009, an increase of $26.3 million. One-to-four family residential loans increased $14.2 million, and home equity and second mortgage loans increased $1.7 million at June 30, 2010 compared to the prior year period. At June 30, 2010, the balance of purchased loans approximated $8.9 million, which consisted solely of one-to-four family residential loans, including $8.8 million of loans from the mortgage originator in Arkansas. We did not purchase any loans in fiscal 2009 or 2010.

As part of implementing our business strategy, during the second half of fiscal 2009 we diversified the loan products we offer and increased our efforts to originate higher yielding commercial real estate loans and lines of credit and commercial business loans. In February 2009, we hired three commercial loan officers, including Home Federal Bank’s President and Chief Operating Officer, Mr. Barlow, with over 12 years of commercial banking experience, particularly in the local Shreveport market. Commercial real estate loans and lines of credit and commercial business loans were deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans. As of June 30, 2010, Home Federal Bank had $15.4 million of commercial real estate loans and $9.5 million of commercial business loans compared to $8.2 million of commercial real estate loans and $6.3 million of commercial business loans at June 30, 2009. Although commercial loans are generally considered to have greater credit risk than other certain types of loans, management expects to mitigate such risk by originating such loans in our market area to known borrowers.

Securities available-for-sale decreased $28.9 million, or 31.2%, from $92.6 million at June 30, 2009 to $63.7 million at June 30, 2010. This decrease resulted primarily from the reduction of new investment acquisitions, the sale of securities and normal principal paydowns, offset by market value increases in the portfolio. During the past two years, there have been significant loan prepayments due to the heavy volume of loan refinancing. However, when interest rates were at their cyclical lows, management was reluctant to invest in long-term, fixed rate mortgage loans for the portfolio and instead sold the majority of the long-term, fixed rate mortgage loan production. Prior to fiscal 2010, we attempted to strengthen our interest-rate risk position and favorably structure our balance sheet to take advantage of a rising rate environment by purchasing investment securities classified as available-for-sale.

Cash and cash equivalents decreased $1.2 million, or 12.0%, from $10.0 million at June 30, 2009 to $8.8 million at June 30, 2010. The net decrease in cash and cash equivalents was attributable primarily to the growth in our deposits and sales and principal payments from our securities, offset by the funding of our loan growth and repayment of advances from Federal Home Loan Bank.

Total liabilities increased $28.3 million, or 22.9%, from $123.5 million at June 30, 2009 to $151.8 million at June 30, 2010 due primarily to an increase of $31.5 million, or 36.5%, in our deposits, offset by a decrease in advances from the Federal Home Loan Bank of $4.5 million, or 12.5%. The increase in deposits was attributable primarily to increases in our NOW Accounts, money market accounts and certificates of deposit. Money market accounts increased $11.6 million as the result of an expansion of commercial deposit accounts. Certificates of deposit increased $11.1 million, or 17.7%, from $62.8 million at June 30, 2009 to $73.9 million at June 30, 2010. NOW Accounts increased $9.6 million from $8.5 million at June 30, 2009 to $18.1 million at June 30, 2010. We also received deposits from other financial institutions participating in the U.S. Department of the Treasury’s Troubled Asset Relief Program.

Stockholders’ equity increased $2.1 million, or 6.7%, to $33.4 million at June 30, 2010 from $31.3 million at June 30, 2009, due primarily to a change of $1.7 million in the Company’s accumulated other comprehensive income, and net income of $670,000 for the year ended June 30, 2010, less dividends of $293,000 paid during the year ended June 30, 2010. The change in accumulated other comprehensive income was primarily due to the change in net unrealized loss on securities available for sale due to recent declines in interest rates. The net unrealized loss on securities available-for-sale is affected by interest rate fluctuations. Generally, an increase in interest rates will have an adverse impact while a decrease in interest rates will have a positive impact.

Average Balances, Net Interest Income, Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

		June 30,
	Yield/	2010			2009
	Rate			Average			Average
	at June 30,	Average		Yield/	Average		Yield/
	2010	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)

Interest-earning assets:
Investment securities	4.78%	$78,880	$3,942	5.00%	$107,683	$5,333	4.95%
Loans receivable	5.70	77,879	5,218	6.70	32,630	2,238	6.86
Interest-earning deposits	0.07	7,163	9	0.13	5,578	25	0.45

Total interest-earning assets	5.20%	163,922	9,169	5.59%	145,891	7,596	5.21%

Non-interest-earning assets		4,787			2,730

Total assets		$168,709			$148,621

Interest-bearing liabilities:
Savings accounts	0.42%	5,588	23	0.41%	5,653	26	0.46%
NOW accounts	0.12	11,523	22	0.19	7,896	21	0.27
Money market accounts	1.19	14,377	183	1.27	4,268	38	0.89
Certificate accounts	2.66	67,981	2,010	2.96	61,780	2,378	3.85

Total deposits	1.90	99,469	2,238	2.25	79,597	2,463	3.09
FHLB advances	3.47	35,529	1,219	3.43	35,853	1,375	3.84

Total interest-bearing liabilities	2.23%	134,998	3,457	2.56%	115,450	3,838	3.32%

Non-interest-bearing liabilities		1,696			2,927

Total liabilities		136,694			118,377
Total Stockholders’ Equity(1)		32,015			30,244

Total liabilities and equity		$168,709			$148,621

Net interest-earning assets		$28,924			$30,441

Net interest income; average interest rate spread(2)			$5,712	3.03%		$3,758	1.89%

Net interest margin(3)				3.48%			2.58%

Average interest-earning assets to average interest-bearing liabilities				121.43%			126.37%

(1)	Includes retained earnings and accumulated other comprehensive loss.

(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(3)	Net interest margin is net interest income divided by net average interest-earning assets.

Rate/Volume Analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Home Federal Bancorp’s interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by current year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)

Interest income:
Investment securities	$39	$(1,427)	$(1,388)	$(98)	$651	$553
Loans receivable, net	(126)	3,103	2,977	(118)	284	166
Interest-earning deposits	(23)	7	(16)	(104)	(23)	(127)

Total interest-earning assets	(110)	1,683	1,573	(320)	912	592

Interest expense:
Savings accounts	(3)	(1)	(4)	(1)	5	4
NOW accounts	(9)	10	1	3	2	5
Money market accounts	55	90	145	21	5	26
Certificate accounts	(605)	239	(366)	(508)	(99)	(607)

Total deposits	(562)	338	(224)	(485)	(87)	(572)
FHLB advances	(145)	(12)	(157)	(249)	691	442

Total interest-bearing liabilities	(707)	326	(381)	(734)	604	(130)

Increase (Decrease) in net interest income	$597	$1,357	$1,954	$414	$308	$722

Comparison of Operating Results for the Years Ended June 30, 2010 and 2009

General.  Net income amounted to $670,000 for the year ended June 30, 2010, reflecting a change of $155,000 compared to net income of $515,000 for the year ended June 30, 2009. This change was due to an increase of $501,000 in non-interest income and a $2.2 million increase in net interest income after provision for loan losses, offset by an increase of $2.1 million in non-interest expense and an increase of $420,000 in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $5.7 million for fiscal year 2010, an increase of $1.9 million, or 52.0%, compared to $3.8 million for fiscal year 2009. The increase was due primarily to an increase of $1.6 million in total interest income, and a $380,000 decrease in interest expense.

The average interest rate spread increased from 1.89% for fiscal 2009 to 3.03% for fiscal 2010 while the average balance of net interest-earning assets decreased from $30.4 million to $28.9 million during the same periods. The percentage of average interest-earning assets to average interest-bearing liabilities decreased to 121.4% for fiscal 2010 compared to 126.4% for fiscal 2009. The increase in the average interest rate spread reflects the lower interest rates paid on interest bearing liabilities and management’s decision to temporarily invest in lower rate securities available for sale rather than long-term, fixed rate residential mortgage loans. Additionally, Home Federal Bancorp’s average cost of funds decreased 76 basis points in fiscal 2010 compared to fiscal 2009 as the Federal Reserve was reducing short-term rates. Lower certificate of deposit interest rates in our market area led us to decrease the average rates paid on certificates of deposit 89 basis points in fiscal 2010 compared to fiscal 2009. Net interest margin increased to 3.4% in fiscal 2010 compared to 2.58% for fiscal 2009.

Interest income increased $1.6 million, or 21.1%, to $9.2 million for fiscal 2010 compared to $7.6 million for fiscal 2009. Such increase was primarily due to an increase in the average balance of total interest earning assets as well as an increase in the average yield. The increase in average yields on interest earning assets reflects an increase in higher yielding loans during fiscal 2010. The decrease in the average balance of investment securities was due to security sales and normal principal payments while no purchase of new securities were made. The increase in the average balance of loans receivable was primarily due to new loans originated by our new commercial lending activities.

Interest expense decreased $380,000, or 9.9%, to $3.5 million for fiscal 2010 compared to fiscal 2009 primarily as a result of decreases in the average rates paid on interest-bearing liabilities, partially offset by increases in the average balance of interest-bearing deposits.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information or events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. When a loan is impaired, the measurement of such impairment is based upon the fair value of the collateral of the loan. If the fair value of the collateral is less than the recorded investment in the loan, we will recognize the impairment by creating a valuation allowance with a corresponding charge against earnings.

An allowance is also established for uncollectible interest on loans classified as substandard. Substandard loans are those loans which are in excess of ninety days delinquent. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received. When, in management’s judgment, the borrower’s ability to make interest and principal payments is back to normal, the loan is returned to accrual status.

A provision of $240,000 was made to the allowance in the last quarter of fiscal 2009, primarily in response to the increase in commercial lending during the period. A provision of $36,000 was made to the allowance in the last quarter of fiscal 2010, also in response to our increase in commercial lending during this period. We held two residential mortgage loan at June 30, 2010 classified as substandard compared to one at June 30, 2009.

Non-Interest Income.  Non-interest income amounted to $864,000 for the year ended June 30, 2010, an increase of $501,000, or 138.0%, compared to non-interest income of $363,000 for the year ended June 30, 2009. The increase was primarily due to a $471,000 increase in gain on sale of securities, and a $642,000 increase in gain on sale of loans, partially offset by an impairment charge on investment securities of $627,000.

Non-Interest Expense.  Non-interest expense increased $2.1 million, or 67.7%, in fiscal 2010, largely due to increases in compensation and benefits of $1.6 million, legal and examination fees of $124,000, occupancy expenses of $176,000 and miscellaneous non-interest expenses of $295,000. The increase in compensation and benefits expense was primarily attributable to the hiring of new loan officers, additional personnel and operating costs associated with our new and expanding commercial loan activities. Non-interest expense also increased as a result of increases in advertising expense, and other general overhead expenses, including printing and office supplies expense. Occupancy expense increased primarily due to our new agency office which opened in July 2009.

Provision for Income Tax Expense.  The provision for income taxes amounted to $673,000 and $253,000 for the fiscal years ended June 30, 2010 and 2009, respectively. Our effective tax rate was 50.11% for fiscal 2010 and 32.75% for fiscal 2009. The effective tax rate for fiscal 2010 was above the maximum 34% corporation tax rate because no future deferred tax benefit on investment losses could be recognized.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and long-term residential and commercial mortgage loans which have fixed rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Although long-term, fixed-rate mortgage loans made up a significant portion of our interest-earning assets at June 30, 2010, we sold a substantial amount of our loans we originated for sale and maintained a significant portfolio of securities available-for-sale during the past few years in order to better position Home Federal Bancorp for a rising rate environment. At June 30, 2010 and 2009, securities available-for-sale amounted to $63.7 million and $92.6 million, respectively, or 34.4% and 59.9%, respectively, of total assets at such dates. Although this asset/liability management strategy has adversely impacted short-term net income, it provides us with greater flexibility to reinvest such assets in higher-yielding single-family, consumer and commercial business loans in a rising interest rate environment.

Quantitative Analysis.  The Office of Thrift Supervision provides a quarterly report on the potential impact of interest rate changes upon the market value of portfolio equity. Management reviews the quarterly reports from the Office of Thrift Supervision which show the impact of changing interest rates on net portfolio value. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts.

Net Portfolio Value.  Our interest rate sensitivity is monitored by management through the use of a model which internally generates estimates of the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of June 30, 2010:

				NPV as % of Portfolio
Change in Interest Rates in	Net Portfolio Value			Value of Assets
Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)

300	$30,323	$(7,943)	(20.76)%	16.84%	(2.82)%
200	33,578	(4,688)	(12.25)	18.11	(1.55)
100	36,349	(1,917)	(5.01)	19.09	(0.57)
Static	38,266	—	—	19.66	—
(50)	38,636	370	0.97	19.69	0.03
(100)	38,661	396	1.03	19.60	(0.05)

Qualitative Analysis.  Our ability to maintain a positive “spread” between the interest earned on assets and the interest paid on deposits and borrowings is affected by changes in interest rates. Our fixed-rate loans generally are profitable if interest rates are stable or declining since these loans have yields that exceed our cost of funds. If interest rates increase, however, we would have to pay more on our deposits and new borrowings, which would adversely affect our interest rate spread. In order to counter the potential effects of dramatic increases in market rates of interest, we have underwritten our mortgage loans to allow for their sale in the secondary market. Total loan originations amounted to $168.7 million for fiscal 2010 and $50.7 million for fiscal 2009, while loans sold amounted to $71.6 million and $16.2 million during the same respective periods. More significantly, we have invested excess funds from loan payments and prepayments and loan sales in investment securities classified as available-for-sale. As a result, Home Federal Bancorp is not as susceptible to rising interest rates as it would be if its interest-earning assets were primarily comprised of long-term fixed rate mortgage loans. With respect to its floating or adjustable rate loans, Home Federal Bancorp writes interest rate floors and caps into such loan documents. Interest rate floors limit our interest rate risk by limiting potential decreases in the interest yield on an adjustable rate loan to a certain level. As a result, we receive a minimum yield even if rates decline farther and the interest rate on the particular loan would otherwise adjust to a lower amount. Conversely, interest rate ceilings limit the amount by which the yield on an adjustable rate loan may increase to no more than six percentage points over the rate at the time of origination. Finally, we intend to place a greater emphasis on shorter-term consumer loans and commercial business loans in the future.

Liquidity and Capital Resources

Home Federal Bancorp maintains levels of liquid assets deemed adequate by management. Our liquidity ratio averaged 53.21% for the quarter ended June 30, 2010. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. Our deposit accounts with the Federal Home Loan Bank of Dallas amounted to $2.8 million and $3.8 million at June 30, 2010 and 2009, respectively.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents. Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts. If we require funds beyond our ability to generate them internally, we have borrowing agreements with the Federal Home Loan Bank of Dallas which provide an additional source of funds. At June 30, 2010, we had $31.5 million in advances from the Federal Home Loan Bank of Dallas and had $61.1 million in additional borrowing capacity.

At June 30, 2010, the Company had outstanding loan commitments of $14.2 million to originate loans. At June 30, 2010, certificates of deposit scheduled to mature in less than one year, totaled $38.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment. We intend to utilize our high levels of liquidity to fund our lending activities. If additional funds are required to fund lending activities, we intend to sell our securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively. At June 30, 2010, Home Federal Bank exceeded each of its capital requirements with ratios of 16.47%, 16.47% and 33.67%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules, and have not had any such arrangements during the two years ended June 30, 2010. See Notes 8 and 15 to the Notes to Consolidated Financial Statements contained in this Annual Report.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Home Federal Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Home Federal Bancorp’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     Not applicable.

Item 8. Financial Statements and Supplementary Data

To the Board of Directors
Home Federal Bancorp, Inc.
of Louisiana and Subsidiary
Shreveport, Louisiana

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Home Federal Bancorp, Inc. of Louisiana (the Company) and its wholly-owned subsidiary Home Federal Bank (the Bank) as of June 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Home Federal Bancorp, Inc. of Louisiana and Subsidiary, as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Home Federal Bancorp, Inc. of Louisiana and Subsidiary’s internal control over financial reporting as of June 30, 2010, included in the Company’s 10-K filing with the Securities and Exchange Commission. Accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation
Metairie, Louisiana
August 18, 2010

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

ASSETS
Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $4,698 and $8,508 for 2010 and 2009, Respectively)	$8,837	$10,007
Securities Available-for-Sale	63,688	92,647
Securities Held-to-Maturity	2,138	2,184
Loans Held-for-Sale	13,403	1,277
Loans Receivable, Net	93,056	46,948
Accrued Interest Receivable	560	543
Premises and Equipment, Net	3,049	982
Other Assets	414	178

Total Assets	$185,145	$154,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$117,722	$86,146
Advances from Borrowers for Taxes and Insurance	205	137
Advances from Federal Home Loan Bank of Dallas	31,507	35,997
Other Accrued Expenses and Liabilities	1,425	1,082
Deferred Tax Liability	921	94

Total Liabilities	151,780	123,456

Stockholders’ Equity
Preferred Stock — No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding
Common Stock — $.01 Par Value; 8,000,000 Shares Authorized; 3,558,958 Shares Issued; 3,348,237 Shares Outstanding at June 30, 2010 and 3,373,464 Shares Outstanding at June 30, 2009	14	14
Additional Paid-In Capital	13,655	13,608
Treasury Stock, at Cost — 210,721 Shares at June 30, 2010; 185,494 Shares at June 30, 2009	(2,094)	(1,887)
Unearned ESOP Stock	(826)	(883)
Unearned RRP Trust Stock	(145)	(269)
Retained Earnings	20,665	20,288
Accumulated Other Comprehensive Income	2,096	439

Total Stockholders’ Equity	33,365	31,310

Total Liabilities and Stockholders’ Equity	$185,145	$154,766

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands, except per share data)

Interest Income
Loans, Including Fees	$5,218	$2,238
Mortgage-Backed Securities	3,874	5,221
Investment Securities	69	112
Other Interest-Earning Assets	8	25

Total Interest Income	9,169	7,596

Interest Expense
Deposits	2,238	2,463
Federal Home Loan Bank Borrowings	1,220	1,375

Total Interest Expense	3,458	3,838

Net Interest Income	5,711	3,758
Provision for Loan Losses	36	240

Net Interest Income after Provision for Loan Losses	5,675	3,518

Non-Interest Income
Gain on Sale of Loans	644	2
Gain on Sale of Securities	796	325
Other Income	55	36
Impairment Charge on Securities	(627)	—
Loss on Sale of Real Estate	(4)	—

Total Non-Interest Income	864	363

Non-Interest Expense
Compensation and Benefits	3,383	1,783
Occupancy and Equipment	406	230
Franchise and Bank Shares Tax	150	150
Merger and Stock Issuance Costs	—	133
Other Expenses	1,257	817

Total Non-Interest Expense	5,196	3,113

Income Before Income Taxes	1,343	768
Provision for Income Tax Expense	673	253

Net Income	$670	$515

Earnings Per Share
Basic	$0.21	$0.16
Diluted	$0.21	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

Net Income	$670	$515

Other Comprehensive Income, Net of Tax
Unrealized Holding Gains Arising During the Period	1,968	3,480
Reclassification Adjustment for Gains Included in Net Income	(311)	(407)

Total Other Comprehensive Income	1,657	3,073

Total Comprehensive Income	$2,327	$3,588

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

					Accumulated
		Additional	Unearned		Other	Unearned		Total
	Common	Paid-In	ESOP	Retained	Comprehensive	RRP Trust	Treasury	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Stock	Stock	Equity
	(In thousands)

Balance — June 30, 2008	$14	$13,567	$(940)	$20,071	$(2,634)	$(395)	$(1,809)	$27,874
ESOP Compensation Earned	—	(16)	57	—	—	—	—	41
Distribution of RRP Trust Stock	—	—	—	—	—	126	—	126
Dividends Paid	—	—	—	(298)	—	—	—	(298)
Stock Options Vested	—	57	—	—	—	—	—	57
Acquisition of Treasury Stock	—	—	—	—	—	—	(78)	(78)
Net Income	—	—	—	515	—	—	—	515
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	3,073	—	—	3,073

Balance — June 30, 2009	14	13,608	(883)	20,288	439	(269)	(1,887)	31,310
ESOP Compensation Earned	—	(10)	57	—	—	—	—	47
Distribution of RRP Trust Stock	—	—	—	—	—	124	—	124
Dividends Paid	—	—	—	(293)	—	—	—	(293)
Stock Options Vested	—	57	—	—	—	—	—	57
Acquisition of Treasury Stock	—	—	—	—	—	—	(207)	(207)
Net Income	—	—	—	670	—	—	—	670
Other Comprehensive Income, Net of Applicable Deferred Income Taxes	—	—	—	—	1,657	—	—	1,657

Balance — June 30, 2010	$14	$13,655	$(826)	$20,665	$2,096	$(145)	$(2,094)	$33,365

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

Cash Flows from Operating Activities
Net Income	$670	$515
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Gain on Sale of Loans	(644)	(2)
Loss on Sale of Real Estate	4	—
Net Amortization and Accretion on Securities	(302)	(290)
Amortization of Deferred Loan Fees	(275)	(18)
Provision for Loan Losses	36	240
Depreciation of Premises and Equipment	126	71
Gain on Sale of Securities	(796)	(325)
ESOP Compensation Expense	47	41
Deferred Income Tax (Benefit)	(27)	203
Stock Option Expense	57	57
Recognition and Retention Plan Expense	118	125
Impairment Charge on Investments	627	—
Changes in Assets and Liabilities:
Origination and Purchase of Loans Held-for-Sale	(83,679)	(16,582)
Sale and Principal Repayments on Loans Held-for-Sale	72,198	16,159
Accrued Interest Receivable	(17)	8
Other Operating Assets	(249)	(125)
Other Operating Liabilities	348	229

Net Cash (Used in) Provided by Operating Activities	(11,758)	306

Cash Flows from Investing Activities
Loan Originations and Principal Collections, Net	(46,275)	(18,923)
Proceeds from Sale of Real Estate	174	—
Deferred Loan Fees Collected	419	25
Acquisition of Premises and Equipment	(2,371)	(172)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	17,466	19,373
Principal Payments on Mortgage-Backed Securities	14,474	13,842
Purchases	—	(24,269)
Activity in Held-to-Maturity Securities:
Principal Payments on Mortgage-Backed Securities	81	114
Purchases	(34)	(610)
Proceeds from Disposition of Foreclosed Real Estate	—	42

Net Cash Used in Investing Activities	(16,066)	(10,578)

Cash Flows from Financing Activities
Net Increase in Deposits	31,576	7,786
Proceeds from Advances from Federal Home Loan Bank	21,000	47,950
Repayment of Advances from Federal Home Loan Bank	(25,490)	(38,829)
Dividends Paid	(293)	(298)
Acquisition of Treasury Stock	(207)	(78)
Net Increase (Decrease) in Advances from Borrowers for Taxes and Insurance	68	(40)
Stock Purchase Deposit Escrow	—	4,556
Stock Purchase Deposit Escrow Refunded	—	(8,131)

Net Cash Provided by Financing Activities	26,654	12,916

Net (Decrease) Increase in Cash and Cash Equivalents	(1,170)	2,644
Cash and Cash Equivalents, Beginning of Year	10,007	7,363

Cash and Cash Equivalents, End of Year	$8,837	$10,007

Supplemental Disclosure of Cash Flow Information
Interest Paid on Deposits and Borrowed Funds	$3,501	$3,826
Income Taxes Paid	614	89
Market Value Adjustment for Gain on Securities Available-for-Sale	2,511	4,655

The accompanying notes are an integral part of these consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

On January 18, 2005, Home Federal Bank (the Bank), formerly known as Home Federal Savings and Loan Association, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the Company) to serve as the stock holding company for the Bank. In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share. The Company also issued 60% of its outstanding common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 2,135,375 shares.

The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. The Bank provides financial services to individuals, corporate entities and other organizations through the origination of loans and the acceptance of deposits in the form of passbook savings, certificates of deposit, and demand deposit accounts. Services are provided by four offices, all of which are located in Shreveport, Louisiana.

The Bank is subject to competition from other financial institutions, and is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Home Federal Bank. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and deferred taxes.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are provided to customers of the Bank by four offices, all of which are located in the city of Shreveport, Louisiana. The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Note 1.	Summary of Significant Accounting Policies (Continued)

At June 30, 2010 and 2009, cash and cash equivalents consisted of the following:

	2010	2009
	(In thousands)

Cash on Hand	$320	$406
Demand Deposits at Other Institutions	6,625	4,919
Federal Funds Sold	1,892	4,682

Total	$8,837	$10,007

Securities

Securities are being accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. ASC 320 requires the classification of securities into one of three categories: Trading, Available-for-Sale, or Held-to-Maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Investments in non-marketable equity securities and debt securities, in which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at cost, adjusted for amortization of the related premiums and accretion of discounts, using the interest method. Investments in debt securities that are not classified as held-to-maturity and marketable equity securities that have readily determinable fair values are classified as either trading or available-for-sale securities.

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

The Company held no trading securities as of June 30, 2010 or 2009.

Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans receivable are stated at unpaid principal balances, less allowances for loan losses and unamortized deferred loan fees. Net non-refundable fees (loan origination fees, commitment fees, discount points) and costs associated with lending activities are being deferred and subsequently amortized into income as an adjustment of yield on the related interest earning assets using the interest method. Interest income on contractual loans receivable is recognized on the accrual method. Unearned discounts are deferred and amortized on the interest method over the life of the loan.

Note 1.	Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are carried at the lower of cost or current fair value minus estimated cost to sell as of the date of foreclosure. Cost is defined as the lower of the fair value of the property or the recorded investment in the loan. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Furniture and Equipment	3-10 Years

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

Note 1.	Summary of Significant Accounting Policies (Continued)

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

Effective July 1, 2008, the Company adopted the provisions of the Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740. ASC 740, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

While the Bank is exempt from Louisiana income tax, it is subject to the Louisiana Ad Valorem Tax, commonly referred to as the Louisiana Shares Tax, which is based on stockholders’ equity and net income.

Earnings per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the year.

Non-Direct Response Advertising

The Company expenses all advertising costs, except for direct-response advertising, as incurred. Non-direct response advertising costs were $136,000 and $35,000 for the years ended June 30, 2010 and 2009, respectively.

In the event the Company incurs expense for material direct-response advertising, it will be amortized over the estimated benefit period. Direct-response advertising consists of advertising whose primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising and results in probable future benefits. For the years ended June 30, 2010 and 2009, the Company did not incur any amount of direct-response advertising.

Stock-Based Compensation

GAAP requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. This guidance applies to awards granted or modified after January 1, 2006, or any unvested awards outstanding prior to that date.

Reclassification

Certain financial statement balances included in the prior year financial statements have been reclassified to conform to the current year presentation.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income.

Note 1.	Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows:

	2010	2009
	(In thousands)

Unrealized Holding Gains on Available-for-Sale Securities	$2,982	$5,271
Reclassification Adjustment for Gains Realized in Income	(471)	(616)

Net Unrealized Gains	2,511	4,655
Tax Effect	(854)	(1,582)

Net-of-Tax Amount	$1,657	$3,073

The components of accumulated other comprehensive income, included in Stockholders’ Equity, are as follows:

	2010	2009
	(In thousands)

Net Unrealized Gain on Securities Available-for-Sale	$3,176	$665
Tax Effect	(1,080)	(226)

Net-of-Tax Amount	$2,096	$439

Recent Accounting Pronouncements

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codificationtm (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. There was no impact from adoption of this guidance, as the Company did not have an acquisition during the reporting period.

In March 2008, the FASB issued guidance that amended and expanded the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (“EPS”) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were required to be adjusted retroactively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company’s unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

Note 1.	Summary of Significant Accounting Policies (Continued)

In May 2009, the FASB issued new guidance which establishes general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. This accounting standard was subsequently codified into ASC 855, Subsequent Events. The effect of the adoption was not material.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance was effective October 1, 2009. The adoption of the new guidance had no impact on the Company.

In June 2009, the FASB issued an accounting standard which prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. This accounting standard was subsequently codified into ASC 860, Transfers and Servicing. This accounting standard removes the concept of a qualifying special-purpose entity from accounting standards and removes the exception from applying accounting standards to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach. This accounting standard is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued an accounting standard that requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This accounting standard was subsequently codified into ASC 810, Consolidation. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The standard is effective for fiscal years beginning after November 15, 2009. This pronouncement is not expected to have an impact on our consolidated financial position and results of operations.

The above pronouncements are not expected to have a significant impact on the consolidated financial statements of the Company.

Note 2.	Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)

Securities Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$3,031	$175	$—	$3,206
FNMA Mortgage-Backed Certificates	55,828	2,980		58,808
GNMA Mortgage-Backed Certificates	115	1	1	115

Total Debt Securities	58,974	3,156	1	62,129
Equity Securities
210,350 Shares, AMF ARM Fund	1,538	21	—	1,559

Total Securities Available-for- Sale	$60,512	$3,177	$1	$63,688

Securities Held-to-Maturity
Debt Securities
GNMA Mortgage-Backed Certificates	$196	$22	$—	$218
FNMA Mortgage-Backed Certificates	75	2	—	77
FHLMC Mortgage-Backed Certificates	27	1	—	28

Total Debt Securities	298	25	—	323
Equity Securities (Non-Marketable)
18,402 Shares — Federal Home Loan Bank	1,840	—	—	1,840

Total Securities Held-to- Maturity	$2,138	$25	$—	$2,163

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Securities Available-for-Sale
Debt Securities
FHLMC Mortgage-Backed Certificates	$14,237	$333	$10	$14,560
FNMA Mortgage-Backed Certificates	75,194	1,197	166	76,225
GNMA Mortgage-Backed Certificates	136	1	2	135

Total Debt Securities	89,567	1,531	178	90,920
Equity Securities
244,550 Shares, AMF ARM Fund	2,415	—	688	1,727

Total Securities Available-for- Sale	$91,982	$1,531	$866	$92,647

Securities Held-to-Maturity
Debt Securities
GNMA Mortgage-Backed Certificates	$260	$10	$—	$270
FNMA Mortgage-Backed Certificates	88	1	—	89
FHLMC Mortgage-Backed Certificates	30	—	—	30

Total Debt Securities	378	11	—	389
Equity Securities (Non-Marketable)
18,064 Shares — Federal Home Loan Bank	1,806	—	—	1,806

Total Securities Held-to- Maturity	$2,184	$11	$—	$2,195

Note 2.	Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2010, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)

Within One Year or Less	$—	$—	$8	$8
One through Five Years	—	—	5	5
After Five through Ten Years	723	738	120	128
Over Ten Years	58,251	61,391	165	182

Total	$58,974	$62,129	$298	$323

For the year ended June 30, 2010 and 2009, proceeds from the sale of securities available-for-sale amounted to $17.5 million and $19.4 million, respectively. Gross realized gains amounted to $796,000 and $325,000, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

June 30, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)

Securities Available-for-Sale
Debt Securities Mortgage-Backed Securities	$—	$—	$1	$89
Marketable Equity Securities	—	—	—	—

Total Securities Available-for-Sale	$—	$—	$1	$89

	June 30, 2009
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)

Securities Available-for-Sale
Debt Securities Mortgage-Backed Securities	$10	$864	$168	$23,801
Marketable Equity Securities	—	—	688	1,727

Total Securities Available-for-Sale	$10	$864	$856	$25,528

The Company’s investment in equity securities consists primarily of shares of an adjustable rate mortgage loan mutual fund. During the year ended June 30, 2010, the Company made a determination that the impairment of this investment was other-than-temporary based upon conditions which indicated that a significant recovery in fair value of this investment would not occur. Accordingly, the Company recognized an impairment charge against earnings in the amount of $627,000.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of these investments are guaranteed by agencies of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Note 2.	Securities (Continued)

At June 30, 2010, securities with a carrying value of $3.9 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $35.0 million were pledged to secure FHLB advances.

Note 3.	Loans Receivable

Loans receivable at June 30, 2010 and 2009, are summarized as follows:

	2010	2009
	(In thousands)

Loans Secured by Mortgages on Real Estate
Secured by One-to-Four Family Residences	$36,257	$22,106
Commercial — Real Estate Secured	15,422	8,193
Secured by Other Properties	9,079	4,884

Total Mortgage Loans	60,758	35,183

Commercial Loans	25,689	6,590

Consumer Loans
Equity and Second Mortgage	2,963	4,914
Loans on Savings Accounts	285	359
Equity Lines of Credit	4,069	451
Automobile Loans	48	40

Total Consumer and Other Loans	7,365	5,764

Total Loans	93,812	47,537
Less: Allowance for Loan Losses	(489)	(466)
Unamortized Loan Fees	(267)	(123)

Net Loans Receivable	$93,056	$46,948

An analysis of the allowance for loan losses follows:

	2010	2009
	(In thousands)

Balance — Beginning of Year	$466	$235
Provision for Loan Losses	36	240
Loan Charge-Offs	(13)	(9)

Balance — End of Year	$489	$466

Fixed rate loans receivable as of June 30, 2010, are scheduled to mature and adjustable rate loans are scheduled to re-price as follows:

	Under	One	Six	Over
	One	to Five	to Ten	Ten
	Year	Years	Years	Years	Total

Loans Secured by One-to-Four Family Residential
Fixed Rate	$1,275	$16,947	$854	$8,286	$27,362
Adjustable Rate	—	84	404	8,407	8,895
Other Loans Secured by Real Estate
Fixed Rate	5,541	20,704	1,230	4,819	32,294
All Other Loans	9,142	15,694	425	—	25,261

Total	$15,958	$53,429	$2,913	$21,512	$93,812

Note 3.	Loans Receivable (Continued)

As of June 30, 2010 and 2009, there was no recorded investment in loans that are considered impaired under GAAP. The Bank has no commitments to loan additional funds to borrowers whose loans were previously in non-accrual status.

Note 4.	Accrued Interest Receivable

Accrued interest receivable at June 30, 2010 and 2009, consisted of the following:

	2010	2009
	(In thousands)

Accrued Interest on:
Mortgage Loans	$214	$156
Other Loans	109	26
Investments	2	1
Mortgage-Backed Securities	235	360

Total	$560	$543

Note 5.	Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	2010	2009
	(In thousands)

Land	$2,051	$727
Buildings	1,224	1,183
Equipment	791	725

	4,066	2,635
Accumulated Depreciation	(1,017)	(1,653)

Total	$3,049	$982

Depreciation expense charged against operations for the years ended June 30, 2010 and 2009, was $126,000 and $71,000, respectively.

The Bank leases property for three branch facilities. The Youree Branch lease, which expires November 30, 2018, requires monthly rental payments of $2,171. This lease has three ten-year option periods remaining with rental adjustment provisions. The Bellmead Branch lease has a term of five years ending on April 30, 2014; however, the Bank has a one-time option to terminate this lease after thirty-six months. Monthly rental payments during the initial thirty-six months are $3,443. The Mansfield Road Branch lease has a term of six years ending on May 31, 2016. Scheduled monthly rental payments are $2,982 for year one, $3,578 for year two, $3,876 for year three and $4,174 during years four through six. Total rent expense paid under the terms of these three leases for the years ended June 30, 2010 and 2009, amounted to $55,137 and $34,000, respectively. Rent expense for the year ended June 30, 2010, is net of sublease rental income in the amount of $25,419. Minimum future rentals to be received under one non-cancelable sublease, which expires

Note 5.	Premises and Equipment (Continued)

July 11, 2011, will be $24,000. Future minimum rental payments resulting from the non-cancelable term of these leases are as follows:

Year Ended June 30,	Amount

2011	$103,744
2012	103,719
2013	72,864
2014	76,144
2015	76,144
Thereafter	134,929

Total Minimum Future Rental Payments	$567,544

Note 6.	Deposits

Deposits at June 30, 2010 and 2009, are summarized as follows:

	Weighted	Weighted
	Average	Average
	Rate at	Rate at	2010		2009
	6/30/2010	6/30/2009	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Non-Interest Bearing	0.00%	0.00%	$9,890	8.40%	$2,222	2.58%
NOW Accounts	0.12%	0.19%	8,240	7.00	6,315	7.33
Money Market	1.19%	1.40%	20,436	17.36	8,752	10.16
Passbook Savings	0.42%	0.50%	5,266	4.47	6,056	7.03

			43,832	37.23	23,345	27.10
Certificates of Deposit	2.66%	3.43%	73,890	62.77	62,801	72.90

Total Deposits			$117,722	100.00%	$86,146	100.00%

The composition of certificates of deposit accounts by interest rate is as follows:

	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

0.00% to 0.99%	$12	0.02%	$134	0.21%
1.00% to 1.99%	30,309	41.02	11,970	19.06
2.00% to 2.99%	16,734	22.65	13,030	20.75
3.00% to 3.99%	17,497	23.68	21,405	34.08
4.00% to 4.99%	7,865	10.64	12,990	20.69
5.00% to 5.99%	1,473	1.99	3,272	5.21

Total Deposits	$73,890	100.00%	$62,801	100.00%

Note 6.	Deposits (Continued)

Maturities of certificates of deposit accounts at June 30, 2010, are scheduled as follows:

			Weighted
			Average
Year Ending June 30,	Amount	Percent	Rate
	(Dollars in thousands)

2011	$38,369	51.93%	2.2%
2012	17,072	23.10	3.0%
2013	7,061	9.56	3.4%
2014	2,574	3.48	3.6%
2015	8,814	11.93	3.3%

Total	$73,890	100.00%

Interest expense on deposits for the years ended June 30, 2010 and 2009, was as follows:

	2010	2009
	(In thousands)

NOW and Money Market	$205	$59
Passbook Savings	23	26
Certificates of Deposit	2,010	2,378

Total	$2,238	$2,463

Generally, deposits in excess of $250,000 are not federally insured. At June 30, 2010, there were twenty-seven deposit accounts with balances in excess of $250,000 with an aggregate value of $18.0 million, of which $11.3 million would potentially be uninsured.

Note 7.	Advances from Federal Home Loan Bank of Dallas

Pursuant to collateral agreements with the Federal Home Loan Bank of Dallas (FHLB), advances are secured by a blanket floating lien on first mortgage loans. Total interest expense recognized amounted to $1.2 million and $1.4 million, for fiscal years 2010 and 2009, respectively.

Advances at June 30, 2010 and 2009, consisted of the following:

	Advance Total
Contract Rate	2010	2009
	(In thousands)

0.00% to 0.99%	$1,500	$—
1.00% to 1.99%	4,000	2,000
2.00% to 2.99%	4,203	5,462
3.00% to 3.99%	9,763	12,468
4.00% to 4.99%	7,910	9,654
5.00% to 5.99%	4,131	6,413

Total	$31,507	$35,997

Note 7.	Advances from Federal Home Loan Bank of Dallas (Continued)

Maturities of advances at June 30, 2010 are as follows for the year ended June 30th (in thousands):

Years Ended June 30,	Amount

2011	$9,616
2012	11,422
2013	5,907
2014	1,915
2015	236
Thereafter	2,411

Total	$31,507

Note 8.	Commitments

Construction Commitment

During fiscal 2010, the Bank entered into an agreement with a third-party for the construction of a modular building at the site of a future branch. The original amount of this commitment was $1,000,000. The amount that was outstanding at June 30, 2010 was $996,000.

Lease Commitments

As described in Note 5, the Bank leases property for three branch facilities. In addition to this lease, the Bank has an agreement with a third-party to provide on-line data processing services. The agreement, which expires January 31, 2015, contains a minimum monthly service charge of $4,000. At the end of this term, the agreement will automatically continue for successive periods of five years unless terminated upon written notice given at least twelve months prior to the end of the present term.

The future minimum commitments for the on-line processing services are as follows for the year ended June 30th (in thousands):

Years Ended June 30,	Amount

2011	$48
2012	48
2013	48
2014	48
2015	28

Total	$220

Employment Contracts

The Company and the Bank have employment contracts with certain key employees. These contracts provide for compensation and termination benefits. The future minimum commitments for employment contracts are as follows for the years ended June 30th (in thousands):

Years Ended June 30,	Amount

2011	$291
2012	291
2013	155

Total	$737

Note 9.	Income Taxes

The Company and its subsidiary file consolidated federal income tax returns. The current provision for federal and state income taxes is calculated on pretax accounting income adjusted by items considered to be permanent differences between book and taxable income. Income tax expense for the year ending June 30, 2010 and 2009, is summarized as follows:

	2010	2009
	(In thousands)

Federal
Current	$700	$50
Deferred	(27)	203
State
Current	—	—

Total	$673	$253

The effective federal income tax rate for the years ended June 30, 2010 and 2009 was 50.11% and 32.75%, respectively. Reconciliations of income tax expense at the statutory rate to the Company’s effective rates are as follows:

	2010	2009
	(In thousands)

Computed at Expected Statutory Rate	$457	$261
Non-Deductible Capital Losses	214	—
Other	2	(8)

Provision for Income Tax Expense	$673	$253

At June 30, 2010 and 2009, temporary differences between the financial statement carrying amount and tax bases of assets that gave rise to deferred tax recognition were related to the effect of loan bad debt deduction differences for tax and book purposes, deferred stock option compensation and non-deductible capital losses. The deferred tax expense or benefit related to securities available-for-sale has no effect on the Bank’s income tax provision since it is charged or credited to the Bank’s other comprehensive income or loss equity component. At June 30, 2010, a valuation allowance had been established to eliminate the deferred tax benefit of capital losses due to the uncertainty as to whether the tax benefits would be realized in future periods.

The net deferred income tax liability consisted of the following components at June 30, 2010 and 2009:

	2010	2009
	(In thousands)

Deferred Tax Assets
Stock Option Compensation	$100	$80
Loans Receivable — Bad Debt Loss Allowance	60	52
Capital Losses	185	—

	345	132
Valuation Allowance	(185)	—

Net Deferred Tax Assets	160	132
Deferred Tax Liabilities
Market Value Adjustment to Available-for-Sale Securities	(1,081)	(226)

Net Deferred Tax Liabilities	$(921)	$(94)

Note 9.	Income Taxes (Continued)

In computing federal taxes on income under provisions of the Internal Revenue Code in years past, earnings appropriated by savings and loan associations to general reserves were deductible in arriving at taxable income if certain conditions were met. Bank retained earnings appropriated to the federal insurance reserve at June 30, 2010 and 2009, amounted to $4.0 million. Included were appropriations of net income of prior years of $3.3 million, for which no provision for federal income taxes has been made. If this portion of the reserve is used for any purpose other than to absorb losses, a tax liability will be imposed upon the Bank at the then current federal income tax rate.

At June 30, 2010 and 2009, the Company did not have any tax positions which resulted in unrecognized tax benefits. In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended June 30, 2010 and 2009, respectively, nor any amount of interest and penalties recognized in the consolidated balance sheets as of June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, the Company had no uncertain tax positions. As of June 30, 2010, the tax years that remain open for examination by tax jurisdictions include the years ended June 30, 2009, 2008 and 2007.

Note 10.	Other Non-Interest Income and Expense

Other non-interest income and expense amounts at June 30, 2010 and 2009, are summarized below:

	2010	2009
	(In thousands)

Other Non-Interest Income
Commissions and Other	$30	$18
Service Fees on NOW Accounts	14	14
Late Charges	11	4

Total Other Non-Interest Income	$55	$36

Other Non-Interest Expense
Legal Fees	$203	$131
Audit and Examination Fees	174	122
Advertising	136	35
Data Processing	112	77
NOW Account Expense	91	75
Office Supplies	86	42
Miscellaneous	78	63
Loan Expenses	67	6
Deposit Insurance Premiums	64	78
Telephone	63	48
Automobile Expense, Including Depreciation	46	32
Consulting Fees	43	27
Business Insurance and Bonds	37	34
Postage	30	23
Organization Dues and Publications	13	10
Registration Fees	7	11
Charitable Contributions	7	3

Total Other Non-Interest Expense	$1,257	$817

Note 11.	Retirement Plans

Effective November 15, 2004, the Bank adopted the Home Federal Savings and Loan Association Employees’ Savings and Profit Sharing Plan and Trust administered by the Pentegra Group. This plan complies with the requirements of Section 401(k) of the Internal Revenue Code. Those eligible for this defined contribution plan must have completed twelve months of full time service and attained age 21. Participating employees may make elective salary reduction contributions of up to $16,500 for 2009, of their eligible compensation. The Bank will contribute a basic “safe harbor” contribution of 3% of participant plan salary and will match 50% of the first 6% of plan salary elective deferrals. The Bank is also permitted to make discretionary contributions to be allocated to participant accounts. Pension costs, including administrative fees, attributable to the Bank’s 401(k) safe harbor plan for the years ended June 30, 2010 and 2009, were $102,000 and $54,000, respectively.

Note 12.	Employee Stock Ownership Plan

During fiscal 2005, the Company instituted an employee stock ownership plan. The Home Federal Savings and Loan Association Employee Stock Ownership Plan (ESOP) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock. Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company, excluding shares issued to Home Federal Mutual Holding Company of Louisiana (113,887 shares). This purchase was facilitated by a loan from the Company to the ESOP in the amount of $1.1 million. The loan is secured by a pledge of the ESOP shares. The shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. The corresponding note is being repaid in 80 quarterly debt service payments of $23,000 on the last business day of each quarter, beginning March 31, 2005, at the rate of 5.25%.

The Company may contribute to the ESOP, in the form of debt service, at the discretion of its board of directors. Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in Company stock. Shares are released for allocation to ESOP participants based on principal and interest payments of the note. Compensation expense is recognized based on the number of shares allocated to ESOP participants each year and the average market price of the stock for the current year. Released ESOP shares become outstanding for earnings per share computations.

As compensation expense is incurred, the Unearned ESOP Shares account is reduced based on the original cost of the stock. The difference between the cost and the average market price of shares released for allocation is applied to Additional Paid-In Capital. ESOP compensation expense for the years ended June 30, 2010 and 2009, was $47,000 and $41,000, respectively.

The ESOP shares as of June 30, 2010, are as follows:

	2010	2009

Allocated Shares	28,472	19,930
Shares Released for Allocation	2,847	2,847
Unreleased Shares	82,568	91,110

Total ESOP Shares	113,887	113,887

Fair Value of Unreleased Shares (In Thousands)	$661	$615
Stock Price at June 30, 2010 and 2009, Respectively	$8.00	$6.75

Note 13.	Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the Recognition Plan)

Note 13.	Recognition and Retention Plan (Continued)

as an incentive to retain personnel of experience and ability in key positions. The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756. As shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account. As the shares are distributed, the contra equity account is reduced.

Recognition Plan shares are earned by recipients at a rate of 20% of the aggregate number of shares covered by the Recognition Plan award over five years. If the employment of an employee or service as a non-employee director is terminated prior to the fifth anniversary of the date of grant of Recognition Plan share award for any reason other than the recipient’s death, disability, or following a change in control of the Company, the recipient shall forfeit the right to any shares subject to the award that have not been earned.

The cost associated with the Recognition Plan is based on a share price of $9.85, which represents the market price of the Company’s stock on the date on which the Recognition Plan shares were granted. The cost is being recognized over five years. Compensation expense pertaining to the Recognition Plan was $118,000 and $125,000, for the years ended June 30, 2010 and 2009, respectively.

A summary of the changes in restricted stock follows:

	Unawarded Shares		Awarded Shares
	2010	2009	2010	2009

Balance — Beginning of Year	2,290	1,952	25,214	38,333
Purchased by Plan	—	—	—	—
Granted	—	—	—	—
Forfeited	793	338	(793)	(338)
Earned and Issued	—	—	(12,611)	(12,781)

Balance — End of Year	3,083	2,290	11,810	25,214

Note 14.	Stock Option Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan (the Option Plan) for the benefit of directors, officers, and other employees. The aggregate number of shares of common stock reserved for issuance under the Option Plan totaled 174,389. Both incentive stock options and non-qualified stock options may be granted under the plan.

On August 18, 2005, the Company granted 174,389 options to directors and employees. Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted. The exercise price of the options is equal to the market price of the Company’s stock on the date of grant.

Note 14.	Stock Option Plan (Continued)

Following is a summary of the status of the Option Plan during the fiscal years ended June 30, 2010 and 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2009	158,134	$9.85
Granted	—
Exercised	—
Forfeited	(1,960)

Outstanding at June 30, 2010	156,174	$9.85	5.13	$—

Options Exercisable at June 30, 2010	126,507	$9.85	5.13	$—

Outstanding at June 30, 2008	169,762	$9.85
Granted	—
Exercised	—
Forfeited	(11,628)

Outstanding at June 30, 2009	158,134	$9.85	6.13	$—

Options Exercisable at June 30, 2009	105,858	$9.85	6.13	$—

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

Dividend Yield	2.0%
Expected Term	10 Years
Risk-Free Interest Rate	4.13%
Expected Life	10 Years
Expected Volatility	8.59%

A summary of the status of the Company’s nonvested options as of June 30, 2010, and changes during the year ended June 30, 2010, is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2009	52,276	$9.85
Granted	—	—
Vested	(20,649)	9.85
Forfeited	(1,960)	9.85

Nonvested at June 30, 2010	29,667	$9.85

The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. Compensation cost charged to operations was $57,000 in 2010 and 2009.

Note 15.	Off-Balance Sheet Activities

Credit Related Financial Instruments

The Bank is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of

Note 15.	Off-Balance Sheet Activities (Continued)

commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The Bank’s exposure to credit loss in the event of non-performance by the other party to loan commitments is represented by the contractual amount of the commitment. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2010	2009
	(In thousands)

Commitments to Grant Loans	$14,226	$6,935
Unfunded Commitments Under Lines of Credit	5,159	3,672

	$19,385	$10,607

Fixed Rate Loans (4.375% — 6.125)%	$19,385	$10,607
Variable Rate Loans	—	—

	$19,385	$10,607

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

No material gains or losses are anticipated as a result of these transactions.

Cash Deposits

The Company periodically maintains cash balances in financial institutions that are in excess of insured amounts. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Regional Credit Concentration

A substantial portion of the Bank’s lending activity is with customers located within a 100 mile radius of the Shreveport, Louisiana metropolitan area, which includes areas of northwest Louisiana, northeast Texas and southwest Arkansas. Although concentrated within the region, the Bank has a diversified loan portfolio, which should preclude the Bank from being dependent upon the well being of any particular economic sector to ensure collectibility of any significant portion of its debtors’ loan contracts.

Other Credit Concentrations

The Bank has purchased, with recourse from the seller, a significant number of loans from third-party mortgage originators. These loans are serviced by these entities. At June 30, 2010 and 2009, the balance of the loans outstanding being serviced by these entities was $8.9 million and $9.5 million, respectively.

Interest Rate Floors and Caps

The Bank writes interest rate floors and caps into its variable rate mortgage loan contracts and loan servicing agreements in an attempt to manage its interest rate exposure. Such floors and caps enable customers to transfer, modify, or reduce their interest rate risk, which, in turn, creates an off-balance sheet market risk to

Note 15.	Off-Balance Sheet Activities (Continued)

the Bank. At June 30, 2010, the Bank’s loan portfolio contained approximately $8.9 million of loans in which the loan contracts or servicing agreements possessed interest rate floors and caps. Of this amount, $8.8 million consisted of purchased loans, which were originated by third-party mortgage originators.

Note 16.	Related Party Events

In the ordinary course of business, the Bank makes loans to its directors and officers. These loans are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not involve more than normal credit risk or present other unfavorable features.

An analysis of the activity in loans made to such borrowers (both direct and indirect), including lines of credit, is summarized as follows for the years ended June 30th:

	2010	2009
	(In thousands)

Balance — Beginning of Year	$1,621	$430
Additions	73	1,329
Principal Payments	(202)	(138)

Balance — End of Year	$1,492	$1,621

Deposits from related parties held by the Bank at June 30, 2010 and 2009, amounted to $1.6 and $1.8 million, respectively.

Note 17.	Merger and Stock Issuance Costs

On December 31, 2007, the Company entered into an Agreement and Plan of Merger (the Agreement) with First Louisiana Bancshares, Inc. (First Louisiana) which provided for the merger of First Louisiana with and into the Company. In connection with the merger, the Company’s current mutual holding company, Home Federal Mutual Holding Company of Louisiana, which owns approximately 63.1% of the Company’s outstanding shares, was to be merged into the Company in order to consummate the conversion of the Company to a full stock form organization.

In order to facilitate the merger and conversion, the Company offered up to 1,840,000 shares of its common stock to the public. The costs associated with the stock issuance and conversion were capitalized with the intent to net these costs against the gross proceeds generated from the stock offering. In addition, certain direct costs associated with the acquisition of First Louisiana were capitalized with the intent that these direct costs would be included in the total cost of the acquisition. The Company was not able to sell the minimum number of shares required under the offering, and elected to terminate the offering. As a result, those costs that were capitalized pertaining to the stock issuance and conversion and with the planned merger with First Louisiana were written off and charged to expense in the consolidated statement of operations. The amount of merger, conversion and stock issuance costs recognized in the consolidated statement of operations for the year ended June 30, 2009 totaled $133,000.

Note 18.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly other discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Note 18.	Regulatory Matters (Continued)

The Bank is required to maintain minimum capital ratios under OTS regulatory guidelines in order to ensure capital adequacy. Management believes, as of June 30, 2010 and 2009, that the Bank met all OTS capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios, which are different than those required to meet OTS capital adequacy requirements.

There are no conditions or events since that notification that management believes may have changed the Bank’s category. The Bank was also classified as well capitalized at June 30, 2009.

The Bank’s actual and required capital amounts and ratios for OTS regulatory capital adequacy purposes are presented below as of June 30, 2010 and 2009.

				Required for Capital
		Actual		Adequacy Purposes
		Amount	Ratio	Amount	Ratio
		(Dollars in thousands)

June 30, 2010
Core Capital	(1)	$29,989	16.47%	$5,462	3.00%
Tangible Capital	(1)	29,989	16.47%	2,731	1.50%
Total Risk-Based Capital	(2)	30,478	33.67%	7,241	8.00%
June 30, 2009
Core Capital	(1)	$29,163	18.93%	$4,623	3.00%
Tangible Capital	(1)	29,163	18.93%	2,311	1.50%
Total Risk-Based Capital	(2)	29,629	54.77%	4,328	8.00%

The Bank’s actual and required capital amounts and ratios to be well capitalized under prompt corrective action provisions are presented below as of June 30, 2010 and 2009.

				Required to be
		Actual		Well Capitalized
		Amount	Ratio	Amount	Ratio
		(Dollars in thousands)

June 30, 2010
Tier 1 Leverage Capital	(1)	$29,989	16.47%	$9,103	5.00%
Tier 1 Risk-Based Capital	(2)	29,989	33.13%	5,431	6.00%
Total Risk-Based Capital	(2)	30,478	33.67%	9,051	10.00%
June 30, 2009
Tier 1 Leverage Capital	(1)	$29,163	18.93%	$7,704	5.00%
Tier 1 Risk-Based Capital	(2)	29,163	53.91%	3,246	6.00%
Total Risk-Based Capital	(2)	29,629	54.77%	5,410	10.00%

(1)	Amounts and Ratios to Adjusted Total Assets

(2)	Amounts and Ratios to Total Risk-Weighted Assets

Note 18.	Regulatory Matters (Continued)

The actual and required capital amounts and ratios applicable to the Bank for the years ended June 30, 2010 and 2009, are presented in the following tables, including a reconciliation of capital under generally accepted accounting principles (GAAP) to such amounts reported for regulatory purposes.

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2010	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)

Total Equity, and Ratio to Total Assets	17.38%	$32,206

Investments in and Advances to Nonincludable Subsidiaries		(121)
Unrealized Gains on Securities Available-for-Sale		(2,096)

Tangible Capital, and Ratio to Adjusted Total Assets	16.47%	$29,989	1.5%	$2,731

Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	16.47%	$29,989	3.0%	$5,462

Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	33.13%	$29,989

Allowance for Loan Losses		489
Equity Investment		—

Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	33.67%	$30,478	8.0%	$7,241

Total Assets		$185,350

Adjusted Total Assets		$182,053

Risk-Weighted Assets		$90,514

			Minimum for Capital
	Actual		Adequacy Purposes
June 30, 2009	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)

Total Equity, and Ratio to Total Assets	19.19%	$29,723

Investments in and Advances to Nonincludable Subsidiaries		(121)
Unrealized Gains on Securities Available-for-Sale		(439)

Tangible Capital, and Ratio to Adjusted Total Assets	18.93%	$29,163	1.5%	$2,311

Tier 1 (Core) Capital, and Ratio to Adjusted Total Assets	18.93%	$29,163	3.0%	$4,623

Tier 1 (Core) Capital, and Ratio to Risk-Weighted Assets	53.91%	$29,163

Allowance for Loan Losses		466
Equity Investment		—

Total Risk-Based Capital, and Ratio to Risk-Weighted Assets	54.77%	$29,629	8.0%	$4,328

Total Assets		$154,872

Adjusted Total Assets		$154,086

Risk-Weighted Assets		$54,095

Note 19.	Restrictions on Dividends

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank.

Note 20.	Fair Value of Financial Instruments

The following disclosure is made in accordance with the requirements of ASC 825, Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.

ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

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

Loans Receivable

For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair value approximates the carrying value. Fair values for other loans are estimated using the discounted value of expected future cash flows. Interest rates used are those being offered currently for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

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

Note 20.	Fair Value of Financial Instruments (Continued)

The fair value of interest rate floors and caps contained in some loan servicing agreements and variable rate mortgage loan contracts are considered immaterial within the context of fair value disclosure requirements. Accordingly, no fair value estimate is provided for these instruments.

At June 30, 2010 and 2009, the carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)		(In thousands)

Financial Assets
Cash and Cash Equivalents	$8,837	$8,837	$10,007	$10,007
Securities Available-for-Sale	63,688	63,688	92,647	92,647
Securities to be Held-to-Maturity	2,138	2,163	2,184	2,195
Loans Held-for-Sale	13,403	13,403	1,277	1,277
Loans Receivable	93,056	109,322	46,948	50,461
Financial Liabilities
Deposits	117,722	120,460	86,146	88,314
Advances from FHLB	31,507	33,175	35,997	37,088
Off-Balance Sheet Items
Mortgage Loan Commitments	142	142	69	69

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value. Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

Note 21.	Fair Value Accounting

On July 1, 2008, the Company adopted ASC 820, Fair Value Measurements. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard was issued to establish a uniform definition of fair value. The definition of fair value under ASC 820 is market-based as opposed to company-specific, and includes the following:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instrument that are measured at fair value.

The standard establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

Note 21.	Fair Value Accounting (Continued)

•	Level 2 — Fair value is based upon (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 — Fair value is based upon inputs that are unobservable for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the Company’s own data. The Company’s own data used to develop unobservable inputs are adjusted if information indicates that market participants would use different assumptions.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2010 and 2009 are as follows:

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total

June 30, 2010
Available-for-Sale
Debt Securities
FHLMC	$—	$3,206	$3,206
FNMA	—	58,808	58,808
GNMA	—	115	115
Equity Securities
ARM Fund	1,559	—	1,559

Total	$1,559	$62,129	$63,688

	Fair Value Measurements Using:
	Quoted Prices in
	Active Markets for	Significant Other
	Identical Assets	Observable Inputs
	(Level 1)	(Level 2)	Total

June 30, 2009
Available-for-Sale
Debt Securities
FHLMC	$—	$14,560	$14,560
FNMA	—	76,225	76,225
GNMA	—	135	135
Equity Securities
ARM Fund	1,727	—	1,727

Total	$1,727	$90,920	$92,647

Note 21.	Fair Value Accounting (Continued)

The Company did not record any liability at fair market value for which measurement of the fair value was made on a recurring basis at June 30, 2010 or 2009.

Note 22.	Earnings Per Common Share

The following table presents the components of average outstanding common shares for the years ended June 30, 2010 and 2009:

	2010	2009
Average Common Shares Issued	3,558,958	3,558,958
Average Treasury Shares Held	(205,381)	(181,874)
Average Unearned ESOP Shares	(85,416)	(91,110)
Average Unearned RRP Trust Shares	(16,586)	(29,220)

Weighted Average Number of Common Shares Used in Basic EPS	3,251,575	3,256,754

Effect of Dilutive Securities Stock Options	—	—

Weighted Average Number of Common Shares and Dilutive Potential Common Shares Used in Dilutive EPS	3,251,575	3,256,754

Earnings per share are computed using the weighted average number of shares outstanding as prescribed in GAAP. For the years ended June 30, 2010 and 2009, there were outstanding options to purchase 156,640 and 167,753 shares, respectively, at $9.85 per share. For fiscal 2010 and 2009, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.

Note 23.	Subsequent Events

In accordance with GAAP, management has evaluated subsequent events through the date that the financial statements were available to be issued. No events or transactions have occurred subsequent to the balance sheet date that would require recognition or disclosure in the financial statements, except as follows:

Conversion and Reorganization to Stock Holding Company

On July 8, 2010, the Company announced that the Company, the Bank and Home Federal Mutual Holding Company of Louisiana had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), which will result in the Company’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Home Federal Mutual Holding Company will convert to stock form and then merge with and into the Company, with the Company being the surviving entity, (ii) the Company will merge with and into a newly formed Louisiana corporation, Home Federal Bancorp, Inc. of Louisiana (the “New Holding Company”) with the New Holding Company being the survivor thereof , (iii) the shares of common stock of the Company held by persons other than Home Federal Mutual Holding Company will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) shares of common stock of the Company held by Home Federal Mutual Holding Company will be cancelled, (v) shares of the common stock of the Bank held by the Company shall be owned by the New Holding Company with the result that the Bank shall become the wholly owned subsidiary of the New Holding Company, and (vi) the New Holding Company will offer and sell shares of its common stock to depositors and certain borrowers of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion, shares of the Company’s common stock currently owned by Home Federal Mutual Holding Company will be cancelled and new shares of common stock, representing the approximate 63.3% ownership interest of Home Federal Mutual Holding Company, will be offered for sale by

Note 23.	Subsequent Events (Continued)

the New Holding Company. Concurrent with the completion of the offering, the Company’s existing public shareholders will receive a specified number of shares of the New Holding Company’s common stock for each share of the Company’s common stock they own at the date, based on an exchange ratio to ensure that they will own approximately the same percentage of the New Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion.

At the time of the conversion, liquidation accounts will be established for the benefit of certain depositors and borrowers of the Bank by the New Holding Company and the Bank in an amount equal to the percentage ownership in the Company owned by Home Federal Mutual Holding Company multiplied by the Company’s shareholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of Home Federal Mutual Holding Company as reflected in the latest statement of financial condition of Home Federal Mutual Holding Company prior to the effective date of the conversion. Neither the New Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion are subject to approval by the Company’s shareholders, members of Home Federal Mutual Holding Company and the Office of Thrift Supervision. If the conversion is completed, conversion costs will be netted against the offering proceeds. If the conversion is terminated, such costs will be expensed. As of August 18, 2010, the Company had incurred approximately $58,000 of conversion costs.

Note 24.	Parent Company Financial Statements

Financial information pertaining only to Home Federal Bancorp, Inc. of Louisiana as of June 30, 2010 and 2009, is as follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Condensed Balance Sheets
June 30, 2010 and 2009

	2010	2009
	(In thousands)

Assets
Cash and Cash Equivalents	$888	$1,125
Investment in Subsidiary	32,207	29,723
Other Assets	270	462

Total Assets	$33,365	$31,310

Liabilities and Stockholders’ Equity
Other Liabilities	$—	$—
Stockholders’ Equity	33,365	31,310

Total Liabilities and Stockholders’ Equity	$33,365	$31,310

Note 24.	Parent Company Financial Statements (Continued)

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Condensed Statements of Operations
For the Years Ended June 30, 2010 and 2009

	2010	2009
	(In thousands)

Equity in Undistributed Earnings of Subsidiary	$825	$701
Interest Income	50	52

Total Income	875	753

Operating Expenses	285	213
Conversion and Merger Expense	—	133

Total Expenses	285	346

Income Before Income Tax Benefit	590	407
Income Tax Benefit	(80)	(108)

Net Income	$670	$515

HOME FEDERAL BANCORP, INC. OF LOUISIANA

Condensed Statements of Cash Flows
For the Years Ended June 30, 2010 and 2009

	2010	2009
	(In thousands)

Operating Activities
Net Income	$670	$515
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Equity in Undistributed Earnings of Subsidiary	(825)	(701)
Decrease in Other Assets	192	30
Decrease in Other Liabilities	—	(103)

Net Cash Provided by (Used in) Operating Activities	37	(259)

Investing Activities
Net Cash Provided by Investing Activities	—	—

Financing Activities
Proceeds Received from Subsidiary on Stock Compensation Programs	226	225
Acquisition of Treasury Stock	(207)	(78)
Dividends Paid	(293)	(298)

Net Cash Used in Financing Activities	(274)	(151)

Decrease in Cash and Cash Equivalents	(237)	(410)
Cash and Cash Equivalents, Beginning of Year	1,125	1,535

Cash and Cash Equivalents, End of Year	$888	$1,125

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A(T). Controls and Procedures
(a)	Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

(c)	No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010 (“Proxy Statement”).
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
Item 11. Executive Compensation
     The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.
     Equity Compensation Plan Information. The following table provides information as of June 30, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding	Compensation Plans
	Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	167,984 (1)	$9.85 (1)	21,298
Equity compensation plans not approved by security holders	—	—	—

Total	167,984	$9.85	21,298

(1)	Includes 11,810 shares subject to restricted stock grants which were not vested as of June 30, 2010. The weighted-average exercise price excludes such restricted stock grants.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.
Item 14. Principal Accountant Fees and Services
     The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of June 30, 2010.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009.
Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009.
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2010 and 2009.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2010 and 2009.
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009.
Notes to Consolidated Financial Statements.
     The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Exhibits	Location
3.1	Federal Stock Charter of Home Federal Bancorp, Inc. of Louisiana	(1)

3.2	Amended and Restated Bylaws of Home Federal Bancorp, Inc. of Louisiana	(2)

4.0	Stock Certificate of Home Federal Bancorp, Inc. of Louisiana	(1)

10.1	Home Federal Bancorp, Inc. of Louisiana 2005 Stock Option Plan	(3)

10.2	Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement	(3)

23.0	Consent of LaPorte, Sehrt, Romig & Hand	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0	Section 1350 Certifications	Filed Herewith

(1)	Incorporated herein by reference from Home Federal Bancorp’s Registration Statement on Form SB-2, as amended, filed with the SEC on September 15, 2004 (SEC File No. 333-119026).

(2)	Incorporated herein by reference from Home Federal Bancorp’s Annual Report on Form 10-K filed with the SEC on September 28, 2009 (SEC File No. 000-51117).

(3)	Incorporated herein by reference from Home Federal Bancorp’s Definitive Schedule 14A filed with the SEC on June 29, 2005 (SEC File No. 000-51117).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FEDERAL BANCORP, INC. OF LOUISIANA
Date: September 3, 2010	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
Chairman, President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel R. Herndon Daniel R. Herndon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 3, 2010
/s/ James R. Barlow James R. Barlow	Director, Executive Vice President and Chief Operating Officer	September 3, 2010
/s/ Clyde D. Patterson Clyde D. Patterson	Director and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2010
/s/ Walter T. Colquitt III Walter T. Colquitt III	Director	September 3, 2010
David A. Herndon, III	Director	September ___, 2010
/s/ Scott D. Lawrence Scott D. Lawrence	Director	September 3, 2010
/s/ Mark M. Harrison Mark M. Harrison	Director	September 3, 2010
Woodus K. Humphrey	Director	September ___, 2010
/s/ Amos L. Wedgeworth, Jr. Amos L. Wedgeworth, Jr.	Director	September 3, 2010
/s/ Timothy W. Wilhite, Esq. Timothy W. Wilhite, Esq	Director	September 3, 2010