Form 10-Q
period 2010-09-30
HOME FEDERAL BANCORP, INC. OF LOUISIANA
filed 2010-11-15
CIK 1302901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-51117

HOME FEDERAL BANCORP, INC. OF LOUISIANA
(Exact name of registrant as specified in its charter)

Federal	86-1127166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

624 Market Street, Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(318) 222-1145
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                              [X]  Yes     [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                  [   ]  Yes     [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
Shares of common stock, par value $.01 per share, outstanding as of November __, 2010: The registrant had 3,343,601 shares of common stock outstanding, of which 2,135,375 shares were held by Home Federal Mutual Holding Company of Louisiana, the registrant’s mutual holding company, and 1,208,226 shares were held by the public and directors, officers and employees of the registrant, and the registrant’s employee benefit plans.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30, 2010	June 30, 2010

ASSETS	(In Thousands)

Cash and Cash Equivalents (Includes Interest-Bearing Deposits with Other Banks of $5,165 and $4,698 for September 30, 2010 and June 30, 2010, Respectively)	$24,645	$8,837
Securities Available-for-Sale	55,512	63,688
Securities Held-to-Maturity	1,833	2,138
Loans Held-for-Sale	7,385	13,403
Loans Receivable, Net	99,580	93,056
Accrued Interest Receivable	529	560
Premises and Equipment, Net	3,301	3,049
Other Assets	608	414

Total Assets	$193,393	$185,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	128,888	117,722
Advances from Borrowers for Taxes and Insurance	293	205
Advances from Federal Home Loan Bank of Dallas	27,995	31,507
Other Accrued Expenses and Liabilities	1,703	1,425
Deferred Tax Liability	755	921
Total Liabilities	159,634	151,780

STOCKHOLDERS’ EQUITY
Preferred Stock – No Par Value; 2,000,000 Shares Authorized; None Issued and Outstanding	--	--
Common Stock – 8,000,000 Shares of $.01 Par Value Authorized; 3,558,958 Shares Issued; 3,343,601 Shares and 3,348,237 Shares Outstanding at September 30, 2010 and June 30, 2010, Respectively	14	14
Additional Paid-in Capital	13,660	13,655
Treasury Stock, at Cost – 215,357 Shares at September 30, 2010; 210,721 Shares at June 30, 2010	(2,140)	(2,094)
Unearned ESOP Stock	(812)	(826)
Unearned RRP Trust Stock	(29)	(145)
Retained Earnings	21,239	20,665
Accumulated Other Comprehensive Income	1,827	2,096

Total Stockholders’ Equity	33,759	33,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,393	$185,145

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited

	For the Three Months Ended September 30,
	2010	2009
INTEREST INCOME	(In Thousands, Except Per Share Data)

Loans, Including Fees	$1,798	$1,039
Investment Securities	12	19
Mortgage-Backed Securities	723	1,130
Other Interest-Earning Assets	4	2
Total Interest Income	2,537	2,190

INTEREST EXPENSE
Deposits	574	578
Federal Home Loan Bank Borrowings	257	331
Total Interest Expense	831	909
Net Interest Income	1,706	1,281

PROVISION FOR LOAN LOSSES	72	--
Net Interest Income after
Provision for Loan Losses	1,634	1,281

NON-INTEREST INCOME
Gain on Sale of Loans	579	44
Gain on Sale of Investments	229	--
Other Income	26	10
Total Non-Interest Income	834	54

NON-INTEREST EXPENSE
Compensation and Benefits	1,017	612
Occupancy and Equipment	124	93
Data Processing	36	24
Audit and Professional Fees	93	60
Franchise and Bank Shares Tax	31	38
Other Expense	189	126
Total Non-Interest Expense	1,490	953
Income Before Income Taxes	978	382

PROVISION FOR INCOME TAX EXPENSE	332	130
Net Income	$646	$252
EARNINGS PER COMMON SHARE:
Basic	$0.20	$0.08
Diluted	$0.20	$0.08
DIVIDENDS DECLARED	$0.06	$0.06

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned ESOP Stock	Unearned RRP Trust Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
				(In Thousands)
BALANCE – June 30, 2009	$14	$13,608	$(883)	$(269)	$20,288	$(1,887)	$439	$31,310

Net Income	--	--	--	--	252	--	--	252
Other Comprehensive Income:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	818	818

RRP Shares Earned	--	--	--	124	--	--	--	124

Stock Options Vested	--	14	--	--	--	--	--	14

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(74)	--	--	(74)

Acquisition Treasury Stock	--	--	--	--	--	(195)	--	(195)
BALANCE – September 30, 2009	$14	$13,619	$(869)	$(145)	$20,466	$(2,082)	$1,257	$32,260

BALANCE – June 30, 2010	$14	$13,655	$(826)	$(145)	$20,665	$(2,094)	$2,096	$33,365

Net Income	--	--	--	--	646	--	--	646
Other Comprehensive Loss:
Changes in Unrealized Gain on Securities Available-for- Sale, Net of Tax Effects	--	--	--	--	--	--	(269)	(269)

RRP Shares Earned	--	--	--	116	--	--	--	116

Stock Options Vested	--	8	--	--	--	--	--	8

ESOP Compensation Earned	--	(3)	14	--	--	--	--	11

Dividends Declared	--	--	--	--	(72)	--	--	(72)

Acquisition Treasury Stock	--	--	--	--	--	(46)	--	(46)

BALANCE – September 30, 2010	$14	$13,660	$(812)	$(29)	$21,239	$(2,140)	$1,827	$33,759

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$646	$252
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Net Amortization and Accretion on Securities	(73)	(108)
Gain on Sale of Securities	(229)	--
Gain on Sale of Loans	(579)	(44)
Amortization of Deferred Loan Fees	(27)	(44)
Depreciation of Premises and Equipment	42	22
ESOP Expense	12	11
Stock Option Expense	8	14
Recognition and Retention Plan Expense	14	31
Deferred Income Tax	(27)	(1)
Provision for Loan Losses	72	--
Changes in Assets and Liabilities:
Loans Held-for-Sale – Originations and Purchases	(40,721)	(11,203)
Loans Held-for-Sale – Sale and Principal Repayments	47,318	11,856
Accrued Interest Receivable	31	(24)
Other Operating Assets	(194)	83
Other Operating Liabilities	381	92

Net Cash Provided by Operating Activities	6,674	937

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Originations and Purchases, Net of Principal Collections	(6,606)	(15,605)
Deferred Loan Fees Collected	36	60
Acquisition of Premises and Equipment	(294)	(254)
Activity in Available-for-Sale Securities:
Proceeds from Sales of Securities	4,732	--
Principal Payments on Mortgage-Backed Securities	3,338	5,569
Activity in Held-to-Maturity Securities:
Redemption Proceeds	274	--
Principal Payments on Mortgage-Backed Securities	34	18
Purchases of Securities	(3)	(1)

Net Cash Provided by (Used in) Investing Activities	1,511	(10,213)

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES	(In Thousands)
Net Increase in Deposits	11,166	3,471
Proceeds from Federal Home Loan Bank Advances	--	4,000
Repayments of Advances from Federal Home Loan Bank	(3,512)	(1,967)
Net Increase in Mortgage-Escrow Funds	88	85
Dividends Paid	(73)	(74)
Acquisition of Treasury Stock	(46)	(195)

Net Cash Provided by Financing Activities	7,623	5,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,808	(3,956)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,837	10,007

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,645	$6,051

SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid on Deposits and Borrowed Funds	$822	$901
Income Taxes Paid	40	--
Market Value Adjustment for Gain on Securities
Available-for-Sale	(409)	1,241

See accompanying notes to consolidated financial statements.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.           Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp, Inc. of Louisiana (the “Company”) and its subsidiary, Home Federal Bank (the “Bank”).  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2010, is not necessarily indicative of the results which may be expected for the fiscal year ending June 30, 2011.

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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2010 through November 15, 2010, the date these financial statements were issued.

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

Nature of Operations

On January 18, 2005, Home Federal Bank, formerly named Home Federal Savings and Loan Association, completed its reorganization to the mutual holding company form of organization and formed Home Federal Bancorp, Inc. of Louisiana (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 1,423,583 shares of its common stock in a subscription and community offering at a price of $10.00 per share.  The Company also issued 2,135,375 shares of common stock in the reorganization to Home Federal Mutual Holding Company of Louisiana, or 63.9% of our outstanding common stock at September 30, 2010.  The Bank is a federally chartered, stock savings and loan association and is subject to federal regulation by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  Services are provided to its customers by three banking offices and one agency office, all of which are located in the City of Shreveport, Louisiana.  The area served by the Bank is primarily the Shreveport-Bossier City metropolitan area; however, loan and deposit customers are found dispersed in a wider geographical area covering much of northwest Louisiana. As of September 30, 2010, the Bank had one wholly-owned subsidiary, Metro Financial Services, Inc., which is currently inactive.

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

2.           Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed
Certificates	$2,961	$175	$--	$3,136
FNMA Mortgage-Backed
Certificates	48,381	2,560	--	50,941
GNMA Mortgage-Backed
Certificates	111	1	--	112

Total Debt Securities	51,453	2,736	--	54,189

Equity Securities
176,612 Shares, AMF ARM Fund	1,291	32	--	1,323

Total Securities Available-for-Sale	$52,744	$2,768	$--	$55,512

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Securities (continued)

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held-to-Maturity	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
GNMA Mortgage-Backed
Certificates	$168	$20	$--	$188
FNMA Mortgage-Backed
Certificates	71	2	--	73
FHLMC Mortgage-Backed
Certificates	25	2	--	27

Total Debt Securities	264	24	--	288

Equity Securities (Non-Marketable)
15,694 Shares – Federal Home
Loan Bank	1,569	--	--	1,569

Total Securities Held-to- Maturity	$1,833	$24	$--	$1,857

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
	(In Thousands)
Debt Securities
FHLMC Mortgage-Backed
Certificates	$3,031	$175	$--	$3,206
FNMA Mortgage-Backed
Certificates	55,828	2,980		58,808
GNMA Mortgage-Backed
Certificates	115	1	1	115

Total Debt Securities	58,974	3,156	1	62,129

Equity Securities
210,350 Shares, AMF ARM Fund	1,538	21	--	1,559

Total Securities Available-for-Sale	$60,512	$3,177	$1	$63,688

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Securities (continued)

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held-to-Maturity	Cost	Gains	Losses	Value
		(In Thousands)
Debt Securities
GNMA Mortgage-Backed
Certificates	$196	$22	$--	$218
FNMA Mortgage-Backed
Certificates	75	2	--	77
FHLMC Mortgage-Backed
Certificates	27	1	--	28

Total Debt Securities	298	25	--	323

Equity Securities (Non-Marketable)
18,402 Shares – Federal Home
Loan Bank	1,840	--	--	1,840

Total Securities Held-to-
Maturity	$2,138	$25	$--	$2,163

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2010, follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year or Less	$--	$--	$4	$4
One through Five Years	--	--	5	6
After Five through Ten Years	695	711	114	121
Over Ten Years	50,758	53,478	141	157

Total	$51,453	$54,189	$264	$288

For the three months ended September 30, 2010, proceeds from the sale of securities available-for-sale amounted to $4.7 million. Gross realized gains amounted to $229,000.  There were no securities sold during the three months ended September 30, 2009.

Information pertaining to securities with gross unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.Securities (continued)

September 30, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$--	$--	$--	$--
Marketable Equity
Securities	--	--	--	--

Total Securities
Available-for-Sale	$--	$--	$--	$--

June 30, 2010
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In Thousands)
Debt Securities
Mortgage-Backed Securities	$--	$--	$1	$89
Marketable Equity
Securities	--	--	--	--

Total Securities
Available-for-Sale	$--	$--	$1	$89

The Company’s investment in equity securities consists primarily of shares of an adjustable rate mortgage loan mutual fund.  During the year ended June 30, 2010, the Company made a determination that the impairment of this investment was other-than-temporary based upon conditions which indicated that a significant recovery in fair value of this investment would not occur.  Accordingly, the Company recognized an impairment charge against earnings in the amount of $627,000. No impairment charges were recognized during the three months ended September 30, 2010.

At September 30, 2010, securities with a carrying value of $3.6 million were pledged to secure public deposits, and securities and mortgage loans with a carrying value of $48.8 million were pledged to secure FHLB advances.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           Earnings Per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Earnings per share for the three months ended September 30, 2010 and 2009 were calculated as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted

Net income	$646,315	$646,315	$251,750	$251,750
Weighted average shares outstanding	3,254,865	3,254,865	3,258,307	3,258,307
Effect of unvested common stock awards	--	--	--	--
Adjusted weighted average shares used in earnings per share computation	3,254,865	3,254,865	3,258,307	3,258,307
Earnings per share	$0.20	$0.20	$0.08	$0.08

For the three months ended September 30, 2010 and 2009, there were outstanding options to purchase 174,389 and 158,134 shares, respectively, at a weighted average exercise price of $9.85 per share.  For the quarter ended September 30, 2010, the options were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market value price of the common shares during the period.

4.           Recognition and Retention Plan

On August 10, 2005, the shareholders of the Company approved the establishment of the Home Federal Bancorp, Inc. of Louisiana 2005 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) as an incentive to retain personnel of experience and ability in key positions.  The aggregate number of shares of the Company’s common stock subject to award under the Recognition Plan totaled 69,756 shares.  As the shares were acquired for the Recognition Plan, the purchase price of these shares was recorded as a contra equity account.  As the shares are distributed, the contra equity account is reduced.  During the quarter ended September 30, 2010, 11,810 shares vested and were released from the Recognition Plan Trust and 3,083 shares remained in the Recognition Plan Trust at September 30, 2010.

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

The present cost associated with the Recognition Plan is based on share prices of $9.85 and $9.95, which represent the market price of the Company’s stock on August 18, 2005 and August 19, 2010, the dates on which the Recognition Plan shares were granted.  The cost is being recognized over five years.

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stock Option Plan (continued)

On August 18, 2005, the Company granted 174,389 options to directors and employees.  Under the Option Plan, the exercise price of each option cannot be less than the fair market value of the underlying common stock as of the date of the option grant, which was $9.85, and the maximum term is ten years.  On August 19, 2010, 23,728 options, which had been forfeited, were granted at an exercise price of $9.95 per share. Incentive stock options and non-qualified stock options granted under the Option Plan become vested and exercisable at a rate of 20% per year over five years, commencing one year from the date of the grant, with an additional 20% vesting on each successive anniversary of the date the option was granted.  No vesting shall occur after an employee’s employment or service as a director is terminated.  As of September 30, 2010, no stock options were available for future grant.  In the event of the death or disability of an employee or director or change in control of the Company, the unvested options shall become vested and exercisable.  The Company accounts for the Option Plan under the guidance of FASB ASC Topic 718, Compensation – Stock Compensation.

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

6.           Fair Value of Financial Instruments (continued)

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

The carrying amount and estimated fair values of the Bank’s financial instruments were as follows:

	September 30, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets	(In Thousands)		(In Thousands)
Cash and Cash Equivalents	$24,645	$24,645	$8,837	$8,837
Securities Available-for-Sale	55,512	55,512	63,688	63,688
Securities to be Held-to-Maturity	1,833	1,857	2,138	2,163
Loans Held-for-Sale	7,385	7,385	13,403	13,403
Loans Receivable	99,580	117,007	93,056	109,322

Financial Liabilities
Deposits	128,888	131,852	117,722	120,460
Advances from FHLB	27,995	29,479	31,507	33,175

Off-Balance Sheet Items
Mortgage Loan Commitments	--	177	--	142

The estimated fair values presented above could be materially different than net realizable value and are only indicative of the individual financial instrument’s fair value.  Accordingly, these estimates should not be considered an indication of the fair value of the Bank taken as a whole.

7.Fair Value Accounting

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

7.             Fair Value Accounting (continued)

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

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.Fair Value Accounting (continued)

Fair values of assets and liabilities measured on a recurring basis at September 30, 2010 and June 30, 2010 are as follows:

	Fair Value Measurements Using:
September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$3,136	$3,136
FNMA	--	50,941	50,941
GNMA	--	112	112
Equity Securities
ARM Fund	1,323	--	1,323

Total	$1,323	$54,189	$55,512

	Fair Value Measurements Using:
June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
		(In Thousands)
Available-for-Sale
Debt Securities
FHLMC	$--	$3,206	$3,206
FBNA	--	58,808	58,808
GNMA	--	115	115
Equity Securities
ARM Fund	1,559	--	1,559

Total	$1,559	$62,129	$63,688

HOME FEDERAL BANCORP, INC. OF LOUISIANA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           Subsequent Events

On July 8, 2010, the Company announced that the Company, the Bank and Home Federal Mutual Holding Company of Louisiana had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), pursuant to which the Company and the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure and undertake a “second step” offering of shares of common stock of a new Louisiana corporation formed in connection with the conversion (“New Holding Company”).

In connection with the conversion, shares of the Company’s common stock currently owned by Home Federal Mutual Holding Company will be cancelled and new shares of common stock, representing the approximate 63.8% ownership interest of Home Federal Mutual Holding Company, will be offered for sale by the New Holding Company. Concurrent with the completion of the offering, the Company’s existing public shareholders will receive a specified number of shares of the New Holding Company’s common stock for each share of the Company’s common stock they own at the date, based on an exchange ratio to ensure that they will own approximately the same percentage of the New Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion.

The transactions contemplated by the Plan of Conversion are subject to approval by the Company’s shareholders, members of Home Federal Mutual Holding Company and the Office of Thrift Supervision. If the conversion is completed, conversion costs will be netted against the offering proceeds. If the conversion is terminated, such costs will be expensed. As of November 15, 2010, the Company had incurred approximately $176,520 of conversion costs.

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

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010

At September 30, 2010, total assets amounted to $193.4 million compared to $185.1 million at June 30, 2010, an increase of approximately $8.3 million, or 4.5%.  This increase was primarily due to an increase in loans receivable, net, of $6.5 million, or 7.0%, and an increase in cash and cash equivalents of $15.8 million, partially offset by a decrease in the Company’s investment and mortgage-backed securities available-for-sale and held-to-maturity of $8.5 million, or 12.9%, and a decrease in loans available for sale of $6.0 million, or 44.8%.

The increase in loans was primarily due to the origination of new loans by the commercial lending department.  The decrease in securities was caused by normal principal paydowns and sales amounting to $8.2 million, and a decrease in the fair value of the securities of $408,000.

The Company’s total liabilities amounted to $159.6 million at September 30, 2010, an increase of approximately $7.8 million, or 5.1%, compared to total liabilities of $151.8 million at June 30, 2010.  The primary reason for the increase in liabilities was due to an increase in deposits of $11.2 million, or 9.5%, partially offset by a $3.5 million, or 11.1%, decrease in advances from the Federal Home Loan Bank.

Stockholders’ equity increased $394,000, or 1.2%, to $33.8 million at September 30, 2010 compared to $33.4 million at June 30, 2010.  This increase was primarily the result of the recognition of net income of $646,000 for the three months ended September 30, 2010, and the distribution of shares associated with  the  Company’s Recognition Plan of $116,000.  These increases were offset by dividends of $73,000 paid during the quarter ended September 30, 2010, and the acquisition of treasury shares of $46,000, and a decrease of $270,000 in the Company’s accumulated other comprehensive income associated with unrealized gain on securities available for sale.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010 (Continued)

The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (“OTS”).  At September 30, 2010, Home Federal Bank’s regulatory capital was well in excess of the minimum capital requirements.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2010 and 2009

General

Net income amounted to $646,000 for the three months ended September 30, 2010 compared to $252,000 for the same period in 2009, an increase of $394,000, or 156.3%.  The increase was primarily due to an increase in net interest income after provision for loan losses of $353,000, or 27.6%, and an increase of $780,000 in non-interest income, partially offset by an increase in non interest expense of $537,000, or 56.3% and an increase of $202,000 in the provision for income taxes.  The increase in non interest expense was caused primarily by an increase in compensation and benefits, occupancy and equipment, and general operating expenses.

Net Interest Income

Net interest income for the three months ended September 30, 2010, was approximately $1.7 million, an increase of $425,000, or 33.2% in comparison to $1.3 million for the three months ended September 30, 2009.  This increase was primarily due to an increase of $759,000 in interest income and fees on loans, and a decrease of $78,000 in interest expense paid on deposits, partially offset by a decrease of $412,000 in interest income from mortgage-backed and investment securities and other interest earning assets.  Interest paid on deposits decreased $78,000, or 8.6%, due to the decline in interest rates paid on deposits which offset the increase in average balance of deposits for the period ended September 30, 2010, as compared to the prior year period.  Interest paid on Federal Home Loan Bank borrowings decreased $74,000, or 22.4%, compared to the three month period ended September 30, 2009.

The Company’s average interest rate spread was 3.47% for the three months ended September 30, 2010, compared to 2.50% for the three months ended September 30, 2009.  The Company’s net interest margin was 3.79% for the three months ended September 30, 2010, compared to 3.04% for the three months ended September 30, 2009.  The increase in net interest income and net interest margin is attributable primarily to the increase in commercial loans, in conjunction with a net decrease in cost associated with deposits and advances from the Federal Home Loan Bank.

Provision for Losses on Loans

Based on an analysis of historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, the volume in the loan portfolio and other factors related to the collectibility of the Bank’s loan portfolio, a $72,000 provision for loan losses was made during the three months ended September 30, 2010 compared to none for the three months ended September 30, 2009.  The Bank’s allowance for loan losses was $561,000, or approximately 0.6% of total loans, at September 30, 2010 and $453,000, or approximately 0.7% of total loans, at September 30, 2009.  The Bank had two non-performing loans at September 30, 2010, totaling to $115,000.  The Bank had one non-performing loan at September 30, 2009, amounting to $15,000.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing assets in the future.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2010 and 2009 (Continued)

Non-interest Income

Total non-interest income amounted to $834,000 for the three months ended September 30, 2010, compared to $54,000 for the same period in 2009.  The increase was primarily due to an increase of $535,000 in gain on sale of loans and an increase in gain on sale of investments amounting to $229,000, as there was no gain reported in the September 30, 2009 quarter.

Non-interest Expense

Total non-interest expense increased $537,000, or 56.3%, for the three months ended September 30, 2010 compared to the prior year period.  The increase was primarily due to an increase in compensation and benefits expense of $405,000, or 66.2%, an increase in occupancy and equipment costs of $31,000, or 33.3%, an increase in legal and examination fees of $33,000, or 55.0%, and an increase of $68,000, or 36.2%, in all other non-interest expenses.

The increase in compensation and benefits expenses was a result of additional personnel hires related to the Company’s growth, including the hiring of officers in connection with the commencement of commercial lending activities, and normal compensation increases including Stock Options and Recognition and Retention Plan expenses.  Compensation expense recognized by the Company for its Stock Option and Recognition and Retention Plans amounted to $8,000 and $14,000, respectively, for the three months ended September 30, 2010, and $14,000 and $31,000, respectively, for the three months ended September 30, 2009.

Effective January 1, 2006, the Company, through its subsidiary Home Federal Bank, became subject to the Louisiana bank shares tax.  This tax is assessed on the Bank’s equity and earnings.  For the three months ended September 30, 2010 and 2009, the Company recognized expense of $31,000 and $38,000, respectively, pertaining to bank shares tax assessment.

Income Taxes

Income taxes amounted to $331,000 and $130,000 for the three months ended September 30, 2010 and 2009, respectively, resulting in an effective tax rate of 34% for both periods.  The increase in income taxes for the three months ended September 30, 2010, was due to increased income before income taxes.

Liquidity and Capital Resources

Home Federal Bank maintains levels of liquid assets deemed adequate by management.  The Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  Home Federal Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

Home Federal Bank’s primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, loan sales and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, Home Federal Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  Home Federal Bank’s deposit accounts with the Federal Home Loan Bank of Dallas amounted to $5.2 million at September 30, 2010.

HOME FEDERAL BANCORP, INC. OF LOUISIANA

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

A significant portion of Home Federal Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents.  Home Federal Bank’s primary sources of cash are net income, principal repayments on loans and mortgage-backed securities and increases in deposit accounts.  If Home Federal Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas which provides an additional source of funds.  At September 30, 2010, Home Federal Bank had $28.0 million in advances from the Federal Home Loan Bank of Dallas.

At September 30, 2010, Home Federal Bank had outstanding loan commitments of $17.7 million to originate loans.  At September 30, 2010, certificates of deposit scheduled to mature in less than one year, totaled $37.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits could be significantly higher upon renewal, in a rising interest rate environment.  Home Federal Bank intends to utilize its high levels of liquidity to fund its lending activities.  If additional funds are required to fund lending activities, Home Federal Bank intends to sell its securities classified as available-for-sale as needed.

Home Federal Bank is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 3.0% and 8.0%, respectively.  At September 30, 2010, Home Federal Bank exceeded each of its capital requirements with ratios of 16.08%, 16.08% and 33.66%, respectively.

Off-Balance Sheet Arrangements

At September 30, 2010, the Bank did not have any off-balance sheet arrangements, as defined by Securities and Exchange Commission rules.

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

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)	Purchases of Equity Securities

The following table represents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2010 – July 31, 2010	--	$--	--	93,637
Month #2 August 1, 2010 – August 31, 2010	4,636	9.97	4,636	89,001
Month #3 September 1, 2010 – September 30, 2010	--	--	--	89,001
Total	4,636	$9.97	4,636	89,001
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

Date:	November 15, 2010	By:	/s/ Daniel R. Herndon
Daniel R. Herndon
President and Chief Executive Officer

/s/ Clyde D. Patterson
Date:	November 15, 2010	By:	Clyde D. Patterson
Executive Vice President and Chief Financial Officer
(principal financial officer)